Form 10KSB
period 1997-04-30
IMAGE SYSTEMS CORPORATION
filed 1997-08-01
CIK 49852

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended April 30, 1997
OR
[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from__________ to __________

Commission File No. 0 21245

Image Systems Corporation
(Name of Small Business Issuer in its charter)

41-1620497
(I.R.S. Employer Identification No.)

Minnesota
(State or other jurisdiction of incorporation or organization)

6103 Blue Circle Drive, Minnetonka, Minnesota
(Address of principal executive offices)

55343
(Zip Code)

(612) 935-1171
(Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Act:  None
Securities registered under Section 12(g) of the Act:  Common Stock

    Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

    The Issuer's revenues for the fiscal year ended April 30, 1997 were $8,092,737.

    As of July 10, 1997, 4,451,347 shares of the Issuer's Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Issuer on such date (based on the low bid for such shares as reported by the Metro Data Company, Minneapolis, Minnesota, a computer service bureau that collects quotations from local marketmakers) was $4,457,955. Such quotations represent interdealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions. For purposes of this computation, affiliates of the Issuer are deemed only to be the Issuer's officers and directors.

PART I

ITEM 1.  BUSINESS

Image Systems Corporation (the "Company") was incorporated in the State of Minnesota on September 1, 1988. The Company designs, develops, manufactures and markets large high bright high resolution monitors. The Company's monitors provide high brightness and high resolution which are needed in applications such as medical imaging, scientific analysis, image processing and electronic and mechanical design.

The last decade has seen an explosion in the use of computers throughout the world. The aftermath of this explosion of use has been rapid technological changes in the size, capacity and uses of the computers. These changes have affected both hardware and software. Computers have become more powerful, capable of performing more complicated tasks using more sophisticated, yet less expensive hardware. Software applications have also become more powerful. With the advent of windowing systems (MS WindowsR, X-WindowsR) the user may display several applications at a time WHICH DRIVES THE NEED FOR LARGER HIGH RESOLUTION MONITORS.

The accumulation of information in hard copy form, combined with the expense and logistical difficulty of storage and retrieval have created an opportunity for practical, affordable solutions to working with information. These applications are the driving force behind the need for larger displays with higher resolutions. Information for analysis, diagnostics and research (for example patient records or X-rays) that previously was difficult to locate and time consuming to analyze, can now be retrieved quickly and easily.

The primary market for the Company's monitors is the medical field, particularly radiology. The growing technology of Picture Archiving and Communications Systems (PACS) and technology in hospitals and clinics, allows x-rays, magnetic resonance images and other tests to be displayed on a computer monitor. Electronic storage, retrieval, display and transmission of these images can be less costly and more expedient for consultation and diagnosis by the medical staff than film based applications. The images can be transmitted electronically to remote diagnostic stations for multiple participant consultation. The large size, high resolution and brightness of the Company's monitors are well-suited for this market.

The Company's secondary market is Air Traffic Control (ATC). ATC requires many of the same attributes as the medical marketplace; large size, high contrast and high resolution with the additional capability of sunlight readability.

The Company has responded to these opportunities by concentrating on the technically sophisticated end of the product spectrum. The Company's high bright, high resolution displays are both computer platform and video board independent. High resolution and brightness combine to give a clear, sharp, easily readable display which reduces eye strain. There are many companies selling into the standard VGA monitor market. The current standard VGA provides a resolution of 640 x 480 or 1024 x 768. The Company's monitors provide 3 to 10 times that resolution. The typical monitor provides 20-30 footLamberts of brightness. The Company's monitors provide 65-100 footLamberts, at least twice as bright as standard monitors.
the modular design of the Company's circuitry has greatly reduced the amount of parts and wiring. The modular format allows the monitors to be serviced on-site by computer service personnel, which minimizes downtime. The four key components of the Company's monitors: deflection board, video board, interface board and the power supply can easily be removed and replaced. Parts, rather than entire monitors can be stocked by the Company's resellers, reducing inventory costs, downtime costs and other costs related to product repair. The Company maintains a toll free phone number for technical support. The Company's monitors have a one year limited warranty.

The Company's circuitry, HRMSTM (Hi-Res Multi-SweepTM) enables the autosynchronous monitors to adjust dynamically to numerous display boards and standards. HRMSTM provides compatibility with high resolution display controllers for many computer platforms, including PCs, Apple Macintosh and workstation level systems such as Sun, HP/Apollo, Silicon Graphics and DEC.

Manufacturing

The Company's components and subassemblies are produced by subcontractors whose primary task is building reliable and economical subassemblies. Final assembly and quality assurance are performed by the Company at its corporate facility. Components are obtained from a number of sources. Some components are shelf items and readily available. Other components are custom made for the Company. The printed circuit boards, designed by the Company, are "stuffed" for the Company by custom suppliers within close proximity of Company facilities.
After assembly each monitor is "burned in" for a period of 72 hours to ensure exacting quality standards are met. The monitors are then subject to final inspection where final adjustments are made prior to shipment.

Marketing

The Company's promotion strategy is to increase product and corporate name recognition through a variety of means, including: ongoing market research, advertising, product press releases, product reviews, listing in buyer's guides, magazine articles, distribution of printed materials, lead tracking and trade shows. The Company believes that trade shows have provided the Company's products with significant exposure.

The Company's pricing strategy is to establish competitive pricing for products that are marketed and designed for the technologically sophisticated end of the product spectrum. Monitors are designed and priced to be favorably positioned between the high-end expensive monitors and the low-end commodity-type monitors. Early in the Company's development management determined that it would not be a mass producer of monitors, rather it would produce monitors for smaller niche markets such as medical imaging, high-end document imaging, simulation and sunlight readable monitors for Air Traffic Control. Management believed that it would be difficult to compete on the basis of price in the mass market with the foreign manufacturers. The Company's monitors are priced from $1,795 to $12,000 retail. Industry accepted discounts are given to VARs, OEMs and Resellers. These are appropriate prices for customers who need to be cost effective in an industry that continues to be more and more sophisticated. This customer is looking for monitors that fit in between commodity products that are priced between $250 and $1,000 and are 12" to 19" in size, and those products that range in price from $4,000 to $25,000.

Competition

The computer monitor industry is highly competitive. The Company's 21" color and greyscale monitors compete with large, well-established companies such as Hitachi, NEC and Sony. These monitors do not provide as high a resolution, or as bright a monitor as the Company's monitors, but they are generally less expensive. The Company also competes with Data Ray and Megascan, which provide large, high resolution monitors, but the Company's products are generally less expensive with comparable performance.

The Company has engaged in research and development since its inception. Research and development operating expenses were $526,077 in 1996 and $501,319 in 1997.

Products

The Company's gray scale monitors range in size from 9" to 24" in landscape mode. The 21" and the 24" are also available in portrait mode. Versions of these monitors operate between NTSC and 80KHz, from 48KHz to 108KHz and from 85KHz to 170KHz. Image Systems' High Resolution Multi-SweepTM (HRMSTM) circuitry enables the monitors to sweep these frequencies and display, on the low end, TV images and on the high end, 4 to 5 million pixel images. However, pixel count alone is not sufficient and must be coupled with high brightness and high contrast.

The Company's newest product is the FP1610HBMAX, a 16.1" flicker-free, high resolution, high brightness and contrast landscape flat panel color display. The monitor operates at VGA and 1280 X 1024 pixels with 100 footLamberts brightness. Greyscale integrity is excellent and the FP1610HB is an ideal display for such areas as cath labs and surgical suites which have space constraints as well as high bright, high contrast requirements.

Customers

The Company had one customer which accounted for 12% of net sales for the year ended April 30, 1997. During the prior fiscal year, one customer accounted for 15% of net sales.

Backlog

The dollar amount of the Company's backlog of orders considered to be firm at April 30, 1997 was approximately $2.1 million. The Company expects that nearly
all orders considered to be firm at   April   30, 1997, will be filled during
the 1998 fiscal year. The Company does not believe that its backlog at anytime is necessarily indicative of annual sales. The business of the Company is not subject to significant seasonal variations.

Intellectual Property

Certain equipment, processes, information and knowledge generated by the Company and utilized in the manufacture of its products are regarded as propriety by the Company and are believed to be protectable by applicable trade secret and unfair competition laws. The Company seeks to achieve protection almost entirely through such trade secret and unfair competition laws rather than through patents. The Company follows this policy to avoid public disclosure inherent in the application for and perfection of patents. In the absence of judicial determination, there can be no certainty as to the degree of protection afforded by the aforesaid practices of the Company in this regard.

Employees

As of May 1, 1997, the Company had 36 full time and 4 part time employees. None are represented by a labor union. The Company believes its employee relations are satisfactory.

ITEM 2.  PROPERTIES

During June, 1996 the Company acquired land for $396,043 in the Opus Industrial Park located in Minnetonka, MN. Construction of a new 30,000 square foot office, production and warehouse facility began during August 1996.
The Company moved into the new facility and officially took possession
February 17, 1997. Cost of the new facility is $1.2 million. Prior to the move the Company was leasing a 11,000 square foot one story building at a rental cost of $7,771 per month.

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to security holders during the quarter ended April 30, 1997.

PART II

ITEM 5.  MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED
    STOCKHOLDER MATTERS

Prior to February 21, 1997 the Company's Common Stock was listed on the OTC Bulletin Board in the Minneapolis/St. Paul, Minnesota market. On February 21, 1997 and thereafter the price per share is quoted on the NASDAQ Small Cap
Market under the symbol "IMSG." The following table sets forth, for the quarter indicated, the low and high bid prices per share for the Company's Common Stock as reported by the Metro Data Company, a Minneapolis computer service bureau that collects quotations from local marketmakers. Such quotations represent interdealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions. The Company's common stock began trading near the end of October, 1991.

Fiscal year ended April 30, 1995            Low Bid   High Bid

Quarter ended        July 31, 1994               $2 1/8    $3
Quarter ended October 31, 1994              1 3/8          2 1/2
Quarter ended  January 31, 1995             1 3/8          1 5/8
Quarter ended      April 30, 1995           1 1/2          1 1/2

Fiscal year ended April 30, 1996

Quarter ended        July 31, 1995               1 1/2          1 3/4
Quarter ended October 31, 1995              1 1/2          1 3/4
Quarter ended  January 31, 1996             1 3/8          2 5/8
Quarter ended      April 30, 1996           2 1/8          3 1/8

Fiscal year ended April 30, 1997

Quarter ended       July 31, 1996      3 1/8          4 1/8
Quarter ended October 31, 1996              3 1/4          3 7/8
Quarter ended  January 31, 1997             3 5/8          3 7/8
Quarter ended      April 30, 1997           3 7/16    4 1/4

The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain earnings for use in its operations and does not anticipate paying cash dividends in the foreseeable future. As of June 30, 1997, there were approximately 398 record holders of the Company's Common Stock.

ITEM  6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The Company designs, assembles and markets high bright, high contrast monitors for use with computers.

RESULTS OF OPERATIONS

Year Ended April 30, 1997 Versus April 30, 1996

Net sales for the year ended April 30, 1997 increased $155,297 or a modest 2.0% over the year ended April 30, 1996. The Company experienced a flat first quarter and an even flow of units sold during the last three quarters for the year ended April 30, 1997. Anticipated revenue growth in the air traffic control area did not develop as planned. A retired air traffic controller has been hired to give the Company better insight into requirements for the FAA. The Company has also formed a relationship with IBM to market a high bright, large flat panel display to the medical and air traffic areas. Shipments are scheduled to begin during the current year's second quarter. The Company will also begin production of a new digital CRT display during the second quarter of the new year. This product greatly reduces the number of adjustments required in the manufacturing process and gives the customer greater control over image quality. The Company attended several trade shows during the fiscal year to display its monitors and to obtain contacts and leads to new customers. The trade shows also enable the Company to maintain its relations with current customers.

Gross profit for the year ended April 30, 1997 decreased $46,603 or 1.5% compared to the year ended April 30, 1996. The gross margin percentage decreased from 39.0% to 37.7%. The decrease was a result of increased wages and production expenses. Product development expenses decreased $24,758 or 4.7% for the year ended April 30, 1997 compared to the prior fiscal year. Expenses are continually incurred for redesigning monitor boards and for changing through hole boards to surface mounted boards. These expenses are concentrated on upgrading the standard monitor models and the high bright higher pixel monitor models. Development costs are also incurred to monitor new model CRT tubes and other new electrical technological parts. Research time was involved in evaluating the Company's monitor to meet the emission, safety and immunity standards required by markets outside of the United States.

For the year ended April 30, 1997 selling expenses increased $40,582 or 5.4% compared to the year ended April 30, 1996. Additional personnel costs are the primary reason for the increase.

Administrative expenses for the year ended April 30, 1997 increased $174,794 or 52.8% compared to the previous year. The increase is due to additional personnel costs, moving expenses to the new building, additional bad debt expenses, expenses involved in applying for and being registered on NASDAQ, and the rental buyout. The lease on the rental property expires during August 1997. The Company reached an agreement with the landlord to buyout the lease for $24,000.

Interest income for the year ended April 30, 1997 increased to $42,393 from $2,540 for the year ended April 30, 1996. Cash generated from operations has allowed the Company to deposit excess cash in government trust funds with suitable interest income rates.

For the year ended April 30, 1997 interest expense increased to $19,632 compared to $4,778 for the previous year. The increase is due to interest incurred on the real estate loan after the new building construction had been completed on February 17, 1997. Interest of $41,323 incurred on the real estate loan while the building was under construction has been capitalized as part of the building cost.

Income taxes for the year ended April 30, 1997 decreased $129,000 or 22.6% compared to the previous year. The decrease is a result of a reduction in income before taxes and to increased credits for research and development activities.

Liquidity and Capital Resources

Cash provided by operating activities totaled $518,155 for the year ended April 30, 1997 compared to the $708,908 total for the comparable year ended April 30, 1996. The decrease of $190,753 is primarily due to additional cash used for inventory and income taxes offset by cash from improved utilization of accounts receivable and accounts payable.

For the year ended April 30, 1997 cash used for the investing activities totaled $1,801,346 compared to $49,098 used for the previous year. The increase is due to the purchase of land for $391,043 during June, 1996, to the new building constructed for $1,246,548 including capitalized interest and to the purchase of additional office, production and warehouse equipment for $163,755. The Company officially took possession of the new 30,000 square foot warehouse, production, and office building on February 17, 1997.
Net cash provided by financing activities totaled $1,083,299 for the year ended April 30, 1997 compared to the total net cash used of $19,453 for the previous year. Cash from the exercise of stock warrants and cash from the bank loan to purchase land and construct a building on the land site are the primary increases for the cash flow. The Company obtained a short term bank loan commitment of $500,000 during June 1996 to purchase land and for beginning construction of a new building. The Company's long term real estate loan commitment totaled $1,220,000. Through May 1, 1997 interest was being accrued and paid monthly at a variable rate of 1% per annum above the prime rate. Interest was adjusted on May 1, 1997 to a fixed rate of .5% per annum above the prime rate. Beginning June 1, 1997 the monthly principal and interest are paid in equal monthly installments based on a twenty year amortization with a final balloon payment due on May 1, 2002. However, the Company expects the loan will be extended an additional five years to May 1, 2007.

The Company's primary source of liquidity on April 30, 1997 are cash of $486,540, a bank line of credit of $500,000, the option to add $266,008 to the real estate loan, and the option to add $80,000 to the bank capital equipment loan. The bank line of credit of $500,000 expires August 23, 1997 and the Company expects to renew this line of credit. During May 1997 the Company borrowed an additional $266,008 from the real estate loan bringing the total to the maximum $1,220,000. During July 1997 the Company paid $200,000 to reduce the real estate loan principal. The Company has not utilized any of the Capital equipment loan. During February 1997 the Company was accepted for listing on the Small Cap NASDAQ Market and began listing its stock under the symbol "IMSG." The Company believes that cash, cash from operations, a bank line of credit and existing bank loans will be adequate to meet the anticipated short term liquidity and capital resource requirements of its business.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                           Page

Report of Independent Public Accountants                                   9

Balance Sheets as of April 30, 1997 and 1996                              10

Statements of Operations for the Years Ended April 30, 1997 and 1996      11

Statements of Stockholders' Investment for the Years
Ended April 30, 1997 and 1996                                        12

Statements of Cash Flows for the Years Ended April 30, 1997 and 1996      13

Notes to Financial Statements     14-18


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted as not required, not material or the information required has been included elsewhere in the financial statements and related notes.

Arthur Andersen LLP

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Image Systems Corporation:

We have audited the accompanying balance sheets of Image Systems Corporation
(a Minnesota corporation) as of April 30, 1997 and 1996, and the related statements of operations, stockholders' investment and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Image Systems Corporation as of April 30, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                  ARTHUR ANDERSEN LLP


Minneapolis, Minnesota,
June 5, 1997

IMAGE SYSTEMS
Balance Sheet
As of April 30

         ASSETS                             1997      1996

CURRRENT ASSEST:
    Cash                                    $486,540  $686,432
    Accounts receivable, net of allowance for
doubtful accounts of $50,000 and $40,000         1,191,238 1,284,896
    Inventories                                  1,587,454 1,318,606
    Prepaid expenses and other                   16,466    6,232
    Deferred tax asset                      98,825    33,825
    Total current assets                         3,380,523 3,329,991

PROPERTY AND EQUIPMENT:
    Land                                    396,043
    Building                                1,246,548
    Furniture and fixtures                       191,751   150,535
    Production equipment                         257,917   160,080
    Less-Accumulated depreciation                (211,724) (162,420)
         Net property and equipment              1,880,535 148,195

                                            5,261,058 3,478,186

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
    Checks issued not yet presented for payment  $117,160
    Accounts Payable                             380,767   290,745
    Accrued expenses                             329,713   278,307
    Income taxes payable                         36,371    421,976
    Current maturities of long-term debt         20,469    9,131
         Total current liabilities               884,480   1,000,159

LONG-TERM DEBT  (Note 2)                         933,523
         Total liabilites                        1,818,003 1,000,159

COMMITMENTS AND CONTINGENCIES  (Note 4)

STOCK HOLDERS' INVESTMENT:

Undesignated stock, 5,000,000 shares authorized; no shares issued and outstanding

Common stock, no par value, 5,000,000 shares authorized;
4,451,347 and 4,333,222 issued and outstanding   1,102,414 963,976
Retained earnings                           2,340,641 1,514,051

Total stockholders' investment              3,443,055 2,478,027

Total Assets                           5,261,058 3,478,186

The accompanying notes are an integral part of these balance sheets.

IMAGE SYSTEMS CORPORATION
Statements of Operations
For the Years Ended April 30

                                       1997           1996
NET SALES                                   $8,092,737          $7,937,440

COST OF PRODUCTS SOLD                       5,040,622      4,838,722

         Gross profit                  3,052,115      3,098,718

OPERATING EXPENSES:
    Product development                501,319        526,077
    Selling                            798,263        757,681
    Administrative                     505,704        330,910

         Total operating expenses      1,805,286      1,614,668
         Operating income                   1,246,829      1,484,050

INTEREST INCOME                             42,393         2,540

INTEREST EXPENSE                            (19,632)       (4,778)
         Income before income taxes         1,269,590      1,481,812

PROVISION FOR INCOME TAXES                  443,000        572,000

NET INCOME                                  826,590        909,812

NET INCOME PER SHARE                        .19            .21

WEIGHTED AVERAGE SHARES OUTSTADING               4,403,950      4,333,222

The accompanying notes are an integral part of these financial statements. IMAGE SYSTEMS CORPORATION

Statement of Stockholders' Investment

For the Years Ended April 30, 1997 and 1996

                        Common Stock        Retained
                        Shares    Amount    Earnings  Total

BALANCE, April 30, 1995      4,333,222 $963,976  $604,239  $1,568,215
    Net income                                   909,812   909,812

BALANCE, April 30, 1996      4,333,222 963,976   1,514,051 2,478,027
Exercise of stock options    18,125    18,438              18,438
Exercise of stock warrants   100,000   120,000             120,000
Net income                                       826,590   826,590

BALANCE, April 30, 1997      4,451,347 1,102,414 2,340,641 3,443,055

The accompanying notes are an integral part of these financial statements. IMAGE SYSTEMS CORPORATION
Statement of Cash Flows
For the Years Ended April 30

                        1997      1996
OPERATING ACTIVITES:
    Net income                                        $826,590  $909,812
    Adjustments to reconcile net income to net cash
    provided by operating activities
         Depreciation                            69,006    47,669
         Deferred tax benefit                         (65,000)  (19,225)
         Change in operating items:
              Accounts receivable                93,658     (446,386)
              Inventories                             (268,848) (77,560)
              Prepaid expenses and other              (10,234)  4,014
              Accounts payable and checks issued not
                   yet presented for payment          207,182   (83,751)
              Accrued expenses                        51,406    128,360
              Income taxes payable                    (385,605) 245,975

         Net cash provided by operating activities         518,155   708,908

INVESTING ACTIVITIES:
    Property and equipment additions                  (1,801,346)    (49,098)

FINANCING ACTIVITIES:
    Exercise of stock options and warrants            138,438
    Proceeds from issuance of long-term debt               1,483,992  1,670,000
    Repayments on long-term debt                      (539,131)(1,689,453)
    Net cash provided by (used for) financing activities   1,083,299 (19,453)

         Net increase (decrease) in cash              (199,892) 640,357

CASH, beginning of year                               686,432   46,075

CASH, end of year                                     486,540   686,432

SUPPLEMENTAL DISCLOSURES:
Interest paid                                    54,831    4,516

    Income taxes paid                                 893,605   345,250


The accompanying notes are an integral part of these financial statements.

IMAGE SYSTEMS CORPORATION

Notes to Financial Statements

April 30, 1997 and 1996

1. Organization of Business and Significant Accounting Policies:

Image Systems Corporation (the Company), a Minnesota corporation, was formed on September 1, 1998, to design, assemble and market large, high-resolution computer monitors. All production ad subassembly work is performed by subcontractors. Final assembly and quality assurance are performed by the Company. Sales of the Company's products are primarily in the domestic market.

Inventories

Inventories are stated at the lower of first-in, first-out cost or market and are summarized as follows:

                                       1997           1996
    Finished goods                     $49,894        $60,235
    Work in process                         149,048        133,111
    Components                              1,388,512      1,125,260

    Total inventories                       1,587,454      1,318,606


Property and Equipment

During fiscal 1997, the Company terminated its building lease and constructed a new building that was occupied in February 1997.

Property and equipment are stated at cost. Depreciation and amortization for financial reporting purposes are provided on the straight-line method over the estimated useful lives of the respective assets. Major repairs, refurbishments and improvements which significantly extend the useful lives of the related assets are capitalized. Maintenance and repairs, supplies and accessories are charged to expense as incurred.

Revenue Recognition

The Company recognizes revenue when the product is shipped to the customer. The Company has one customer which accounted for 12% of net sales for the year ended April 30, 1997 and one customer which accounted for 15% of net sales for the year ended April 30, 1996.

Research and Development Costs

The Company charges all research and development costs to operations in the period incurred.

Warranty Costs

The Company warrants its products against defects in materials and workmanship under normal use and for service for one year. The reserve for warranty costs of $140,000 and $100,000 as of April 30, 1997 and 1996, has been established to cover estimated costs of warranty claims.

Income Taxes

The Company follows the liability method of accounting for income taxes. The liability method provides that deferred taxes be recorded for differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes based on enacted tax rates.

Net Income Per Share

Net income per share is computed by dividing net income by the weighted average number of shares of common stock (shares actually outstanding) and, to the extent dilutive, common stock equivalents (shares issuable upon exercise of the Company's stock option plan).

Financial Instruments

For most instruments, including cash and cash equivalents, receivables, accounts payable and accruals, the carrying amount approximates fair value as these instruments are short-term in nature.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclose of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include estimation of warranty reserve requirements. The ultimate results could differ from those estimates.


Concentration of Credit Risk

The Company typically sells its products to original equipment manufacturers and systems integrators. Credit risk with respect to trade receivables is generally spread across a large number of customers with dispersion across different businesses and geographic regions. As of April 30, 1997, two customers accounted for 27% of outstanding accounts receivable; however, these accounts receivable were collected subsequent to April30, 1997.

Recently Issued Accounting Standard

During fiscal 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which establishes a new methodology for calculating earnings per share. SFAS No. 128 is effective for financial statement periods ending after December 15, 1997. Management believes that the adoption of SFAS No. 128 will not have a significant effect on earnings per share.

2. Revolving Credit Agreement and Long-Term Debt:

The Company has a $500,000 revolving credit agreement with a bank which expires in August 1997. Borrowings bear interest at the bank's reference rate plus 1.0% (9.5% at April 30, 1997). Borrowings are collateralized by accounts receivable and inventory. The Company had no borrowing outstanding under this credit agreement as of April 30, 1997 and 1996.

Additional information on the Company's bank borrowings on the revolving line of credit is as follows for the years ended April 30:

                                       1997           1996
    Average balance outstanding             $8,800         $16,500
    Maximum balance outstanding             $100,000       $170,000
    Range of interest rates                 9.25%-9.5%          9.25%-10.5%

At April 30, 1997, the Company has a balance of $953,992 outstanding under a note payable to a bank, with interest at 9.25%. Payments on the note are due in monthly installments of $11,082 beginning June 1, 1997 through April 1, 2002, with one final payment of $820,897 on May 1, 2002. The note is collateralized by the building and land. In May 1997, the Company borrowed an additional $266,008 on this note, bringing the total borrowings to $1,220,000.

The schedule aggregate annual maturities under all long-term debt agreements as of April 30, 1997 are as follows:

         1998                               $20,469
         1999                               $24,517
         2000                               $26,559
         2001                               $29,377
         2002                               $32,173
         Thereafter                              $820,897

         Total                                   $953,992

3. Income Taxes:

The provision for income taxes for the years ended April 30 is summarized as follows:

                                  1997      1996
    Current:
         Federal                  $468,000  $547,000
         State                         40,000    44,225

              Total current       508,000   591,225

    Deferred tax benefit               (65,000)  (19,225)


              Total provision          $443,000  $572,000

The Company had net deferred tax assets of $98,825 and $33,825 as of April 30, 1997 and 1996, respectively. Deferred income taxes are the result of provisions of the tax laws that either permit or require certain items of income or expense to be reported for tax purposes in different periods than they are reported for financial reporting. Deferred tax assets primarily relate to the tax effect of temporary differences related to reserves and accruals.

The difference between the federal statutory income tax rate and the Company's effective tax rate for the years ended April 30 was as follows:

                                       1997      1996

Statutory rate                              34%       34%
State income taxes, net of federal benefit  2         2
Research and development tax credits        (1)       -
Other, net                                  -         3
                                       35%       39%

4. Commitments and Contingencies:

Stock Options

The Company has a stock option plan under which 400,000 common share are reserved for grant as either non qualified or incentive stock options to officers, directors and key employees. As of April 30, 1997, 170,000 of the reserved common stock shares are available for future grant. The options expire, if not exercised, six years after the date of grant. A summary of plan activity is as follows:

                                  Options        Price Per
                                  Outstanding         Share
    April 30, 1995                172,500        $1.00-$2.00
         Granted                  50,000              1.50
         Forfeited or Canceled         (10,000)       1.94

    April 30, 1996                212,500        1.00-2.00
         Granted                  60,000              3.50
         Exercised                (18,125)       1.00-1.50
         Forfeited or canceled         (50,000)       1.00-1.50

    April 30, 1997                204,375        1.00-3.50

Options exercisable at April 30 ,1997  118,750        $1.00-$2.00


The Company's stock options are accounted for under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation costs for these plans been determined under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                       1997           1996
Net income              As reported              $826,590       $909,812
                   Pro forma           $783,970       $898,612
Net income per share    As reported              .19            .21
                   Pro forma           .18            .21

Because the method of accounting under SFAS No. 123 has not been applied to options granted prior to May 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 1997 and 1996, respectively: risk-free interest rates of 6.34%-6.74% and 6.2%-6.84%; no expected dividends per share; expected lives of 5 years; and expected volatility of 92.96%.

In connection with its public offering, in August 1991, the Company issued warrants to purchase 100,000 shares of the Company's common stock to an underwriter, which were exercised in September 1996 at $1.20 per share.

Operating Leases

The Company leased its former facility through February 1997 and currently leases certain equipment under operating leases. A majority of these leases require the Company to pay maintenance, insurance, taxes and other expenses in addition to minimum annual rent. Rent expense was $115,000 in 1997 and $93,000 in 1996. Minimum rental commitments under noncancelable operating leases at April 30, 1997 are as follows:

         1998                               $13,300
         1999                               13,300
         2000                               11,600
         2001                               8,200
         2002                               8,200
                   Total                         $54,600


5. Employee Benefit Plans

The Company has a 401(k) plan for all eligible employees. Employees can make voluntary contributions of up to 15% of their compensation to the plan. There were no contributions to this plan made by the Company in 1997 or 1996.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The directors and executive officers of the Company are:

    Name                Age       Position

    Dean Scheff              65        President/Director
    Diana Scheff        57        Secretary/Director
    Marta Volbrecht          37        Vice President/Director
    Laura Sorensen      37        Director
    David Sorensen      36        Director
    Steven Volbrecht         38        Director
    Dr. Frederick R. Olson             Director
    Hilding Nelson                Director

The directors of the Company are elected annually by the shareholders for a term of one year or until their successors are elected and qualified.

     Dean Scheff. President and Director. He has a B.A. in Economics from the University of Minnesota. Mr. Scheff was the founder of CPT Corporation ("CPT") and its CEO from 1971 to January, 1988, and the Chairman of its Board until January, 1990. He was a founder of the Company in September, 1988.

     Diana Scheff. Secretary and Director. Ms. Scheff has a B.A. in Art and Music from Gustavus Adolphus College. She worked for CPT Corporation for 18 years in building operations and design, sales incentives, employee recognition and corporate travel. She was a founder of Image Systems in 1988 and has worked there since. Her responsibilities include public relations, investor relations, marketing design and advertising.

     Marta Scheff Volbrecht. Vice President and Director. Ms. Volbrecht has a B.A. in International Relations from the University of Minnesota and a MBA from the University of Dallas. She worked for 7 years until 1989 for CPT in sales and marketing. She has worked for the Company since 1989 as Vice President of Sales.

     Laura Sorensen. Director. Ms. Sorensen has a B.A. in International Relations from the University of Minnesota. She worked for 10 years until 1989 for CPT in Human Resources, Marketing and Training and Development. She has worked for the Company since 1989 as Manager of Human Resources.

      David Sorensen. Director. Mr. Sorensen has a B.S.M.E. in Mechanical Engineering from the University of Minnesota, and a MBA from University of St. Thomas. He worked for Honeywell from graduation in 1983 to 1990 when Alliant Techsystems was spun off from Honeywell. He was employed by Alliant Techsystems as a Program Manager. He joined the Company on January 1, 1992, as Director of Manufacturing. During 1994 he took on the additional responsibilities as VP of Operations.

     Steven Volbrecht. Director. Mr. Volbrecht has a B.S.C.E. in Civil Engineering from the University of Minnesota. He was employed from 1982 to 1988 by Johnson Bros. Corporation as a Project Manager, and from 1988 to 1991 as a Project Manager for Landwehr, Inc. He rejoined Johnson Bros. as a Project Manager from 1991 to 1996. Currently he is a Staff Engineer with Hansen Thorp Pellinen Olson Inc.

     Dr. Frederick R. Olson. Director. Dr. Olson is a member of the Board and President of Consulting Radiologists Ltd. and SKI-MD. He currently serves as technical advisor to Image Systems, AT&T Bell Labs, 3M Corp., Med Vision and ICON Medical Systems.

     Hilding Nelson. Director. Mr. Nelson is Chairman of the Board of Kinnard Investments. Previously he was Acting President and CEO of Petfood Warehouse and a member of its Board of Directors; Chairman, President and CEO of Greater Midwest Leasing and Car City, Inc.; President and CEO of Lund International and a member of its Board of Directors; President and CEO of Multaplex/Prestige Electronics Corporation and a member of its Board of Directors.

     Diana Scheff is the wife of Dean Scheff. Marta Scheff Volbrecht and Laura Sorensen are the children of Dean and Diana Scheff. David Sorensen is the husband of Laura Sorensen, and Steven Volbrecht is the husband of Marta Scheff Volbrecht.


ITEM 10. EXECUTIVE COMPENSATION

During the year ended April 30, 1997 one officer and no employee received compensation in excess of $100,000. The one officer received total compensation of $103,964 which consists of a salary of $37,500 plus commissions of $66,464. The aggregate amount of compensation received by all executive officers as a group (6 persons) totaled $356,121.

Dean Scheff, the President and CEO of the Company received a salary of $60,930, sales commissions of $15,012 and a bonus of $1,500 for the fiscal year ended April 30, 1996. For the year ended April 30, 1997 Dean Scheff's salary was $86,500 plus sales commissions of $12,605.

On May 1, 1994 Image Systems implemented a 401K and a Flexible Benefits Plan for its employees. The Company has not contributed to these plans. Image Systems had no long term compensation or other compensation plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

    The following table sets forth as of May 1, 1997, the beneficial ownership of each person known by the Company to own beneficially 5% or more of the Company's outstanding shares of Common Stock, of each director of the Company, and of all officers and directors as a group. Except as otherwise indicated, all persons indicated have sole voting and dispositive power over such share




                               Number                 Percent
    Name                       of Shares                   of Class

    Dean Scheff  (1)                792,685(2)                  17.8
    Diana Scheff (1)                792,685(2)                  17.8
    Laura Sorensen (1)              657,685                14.8
    Marta Volbrecht (1)             657,685                14.8
    David Sorensen (2)                 -                     -
    Steven Volbrecht (2)                    -                     -
    All officers and directors         2,900,740                65.2
    as a group (6 persons)


(1) The address of such person is 6103 Blue Circle Drive, Minnetonka, Minnesota, 55343.

(2) Does not include shares beneficially owned by spouse. Each person disclaims beneficial ownership of shares owned by their spouse.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

    None.

PART IV

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

    (a)  Exhibits

3.1 Articles of Incorporation of the Registrant. (Incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form S-18, File No. 33-4259C.)

3.2 By-Laws of the Registrant. (Incorporated herein by reference to Exhibit 3.2 to Registration Statement on Form S-18, as amended,
File No. 33-4259C.)

    (b)  Reports on Form 8-K

    None filed for the quarter ended April 30, 1997.
SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             IMAGE SYSTEMS CORPORATION

Dated:  July ____, 1997                By ____________________________
                                                Dean Scheff, President

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures                   Title                         Date

/s/________________________  Director and President        July ____, 1997
Dean Scheff             (Principal Executive,
                        Accounting and Financial
                        Officer)

/s/________________________  Director and Secretary        July ____, 1997
Diana Scheff

/s/________________________  Director and Vice President   July ____, 1997
Marta Volbrecht

/s/________________________  Director                 July ____, 1997
Laura Sorensen

/s/________________________  Director and Vice President   July ____, 1997
David Sorensen

/s/________________________  Director                 July ____, 1997
Steve Volbrecht

/s/________________________  Director                 July ____, 1997
Dr. Frederick R. Olson

/s/________________________  Director                 July ____, 1997
Hilding Nelson

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

    Enclosed are four copies of the Registrant's annual report to stockholders for the year ended April 30, 1997.

EXHIBIT INDEX

Exhibit                                     Sequential
  No.              Item                          Page No.

(3) A.   Articles of Incorporation of
         the Registrant.
         (Incorporated herein by
         reference to Exhibit 3.1 to
         Registration Statement on
         Form S-18, as amended,
         File No. 33-4259C.)

(3) B.   By-Laws of the Registrant.
         (Incorporated herein by reference
         to Exhibit 3.2 to Registration
         Statement on Form S-18, as amended
         File No. 33-4259C.)