Form 10QSB
period 1997-01-31
IMAGE SYSTEMS CORPORATION
filed 1997-09-08
CIK 49852

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-QSB

(Mark One)

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended
January 31, 1997

OR

[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934  For the transition prior from
__________ to __________

Commission File No. 0 21245

Image Systems Corporation
(Exact Name of Small Business Issuer as Specified in its Charter)

Minnesota (State or Other Jurisdiction of Incorporation or
Organization)
41-1620497 (I.R.S. Employer Identification No.)

6103 Blue Circle Drive, Minnetonka, Minnesota 55343
(Address of Principal Executive Offices)

(612) 935-1171
(Issuer's Telephone Number, Including Area Code)



	Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   _X_   No   ____

	As of February 21, 1997, there were 4,441,347 shares of Common Stock, $0.01 par value per share, outstanding.

Part 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

IMAGE SYSTEMS CORPORATION

BALANCE SHEETS

					JANUARY 31,		APRIL 30,

					1997				1996

ASSETS				(unaudited)

CURRENT ASSETS:

Cash					713,910			686,432

Accounts receivable, net	1,122,364			1,284,896

Inventory				1,591,033			1,318,606

Prepaid expenses			12,399			6,232

Deferred tax asset		33,825			33,825

	Total current assets	3,473,531			3,329,991

PROPERTY AND EQUIPMENT:

Land					396,043
Construction in
progress-building			953,116
Furniture and Equipment		399,688			310,615
Less maturities of
long-term depreciation		(200,490)			(162,420)

					5,021,888			3,478,186

LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:

Accounts payable			408,908			290,745
Accrued liabilities		363,288			278,307
Income taxes payable		50,106			421,976
Current maturities
of long-term debt			16,593			9,131

Total current liabilities	838,895			1,000,159

LONG-TERM DEBT,
less current maturities		937,399

STOCKHOLDERS' INVESTMENT:

Common stock, no par value,
10,000,000 authorized,
4,441,347 and 4,333,222
share issued and outstanding	1,092,414			963,976
Retained earnings			2,153,180			1,514,051

Total stockholders'
Investment				3,245,594			2,478,027

					5,021,888			3,478,186

See Accompanying Notes To Financial Statements
IMAGE SYSTEMS CORPORATION
STATEMENT OF OPERATIONS
(unaudited)

				For the Quarters Ended	For the Nine Months Ended
				January 31,	January 31,	January 31,	January 31,
				1997		1996		1997		1996

NET SALES			2,110,714	2,092,602	5,929,344	5,139,638
COST OF PRODUCTS SOLD	1,337,992	1,317,715	3,686,264	3,214,952

	Gross Profit	772,722	774,887	2,243,080	1,924,686

OPERATING EXPENSES

Product development	122,497	123,011	357,722	342,274
Selling			213,263	163,806	570,553	465,652
Administrative		106,852	87,638	313,301	247,193

Total Operating
Expenses			442,612	374,455	1,241,576	1,055,119

	Operating Income	330,110	400,432	1,001,504	869,567

INTEREST INCOME		12,428	6		34,320	1,031
INTEREST EXPENSE		(13)		(2,189)	(4,960)	(4,507)

Net Income
Before Income Taxes	342,525	398,249	1,030,864	866,091

PROVISIONS FOR
INCOME TAX			130,165	153,128	391,735	321,578

NET INCOME			212,360	245,121	639,129	544,513

NET INCOME PER SHARE	.05		.06		.15		.13

WEIGHTED AVERAGE SHARES
OUTSTANDING			4,434,811	4,333,222	4,391,347	4,333,222

See Accompanying Notes To Financial Statements

IMAGE SYSTEMS CORPORATION
STATEMENT OF CASH FLOWS
(Unaudited)

					For the Nine Months Ended
					January 31, 		January 31,
					1997				1996

CASH FLOWS FROM
OPERATING ACTIVITES:

Net Income				639,129			544,513
Adjustments to reconcile
net income to cash from
operating activities-
	Depreciation		38,070			33,900
Changes in current
operating items
	Accounts receivable	162,532			(219,352)
	Inventory			(272,427)			(427,287)
	Prepaid expenses		(6,167)			(8,356)
	Accounts payable		118,163			21,518
	Accrued liabilities	84,981			41,328
	Income taxes payable	(371,870)			23,328

Net cash from operating
activites				392,411			9,592

CASH FLOWS FROM
INVESTING ACTIVITES:
	Land				(396,043)
	Buildings			(953,116)
	Furniture and
	Equipment additions	(89,073)			(43,820)

Net cash used in
investing activites		(1,438,232)			(43,820)

CASH FLOWS FROM
FINANCING ACTIVITES:
	Repayment to
	bank equipment loan	(9,131)			(14,383)
	Borrowings from bank
	real estate loan		953,992
	Borrowings from bank
	line of credit		45,000
	Exercise of stock
	warrants			120,000
	Exercise of stock
	options			8,438

Net cash from financing
activites				1,073,299			30,617

Net increase (decrease)
in cash				27,478			(3,611)

CASH AT BEGINNING OF PERIOD	686,432			46,075

CASH AT END OF PERIOD		713,910			42,464

SUPPLEMENTAL CASH FLOW
INFORMATION:

Interest paid			38,943			4,384
Taxes paid				763,605			298,250

See Accompanying Notes To Financial Statements




Item 1.  FINANCIAL STATEMENTS

IMAGE SYSTEMS CORPORATION

NOTES TO FINANCIAL STATEMENTS

January 31, 1997 and January 31, 1996

(Unaudited)

1. ORGANIZATION AND ACCOUNTING POLICIES:

The unaudited interim financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The operating results for the nine months ended January 31, 1997 are not necessarily indicative of the operating results to be expected for the full fiscal year.
These statements should be read in conjunction with the Company's most recent audited financial statements dated April 30, 1996.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

		CONDITION AND RESULTS OF OPERATIONS

The company was formed on September 1, 1988 to design, assemble and market high resolution monitors for use with computers.

RESULTS OF OPERATIONS

Three Months Ended January 31, 1997 Versus January 31, 1996

Net sales for the three months ended January 31, 1997 increased
$18,112 or .9% compared to the three months ended January 31, 1996. Selling higher revenue monitors is the primary reason for the increase.

Gross profit decreased $2,165 or .3% for the three months ended January 31, 1997 compared to the three months ended January 31, 1996. The gross profit percentage decreased from 37.0% to 36.6% or a decrease of .4%. Selling a smaller quantity of monitors resulted in a less efficient level of production.

For the quarter ended January 31, 1997 product research and development expenses decreased $514 or .4% compared to the quarter ended January 31, 1996.

Selling expenses for the quarter ended January 31, 1997 increased $49,457 or 30.2% over the comparable quarter ended
January 31, 1996. The primary reasons for the increase are increased salaries, commissions and increased travel and trade show expenses.

Administrative expenses increased $19,214 or 21.9% for the three months ended January 31, 1997 compared to the three months ended
January 31, 1996. The increase is a result of adding two office personnel and increased office expenses.

For the quarter ended January 31, 1997 interest income increased to $12,428 from $6 for the quarter ended January 31, 1996. Cash generated from operations has allowed the company to deposit excess cash in government trust funds with suitable interest income rates.

Interest expense for the quarter ended January 31, 1997 is $13 compared to $2,189 for the quarter ended January 31, 1996. Reduction of the bank equipment loan to zero on September 14, 1996 and the minor use of the bank line of credit due to excess cash flow from operations are the reasons for the decrease of interest expense. During the quarter ended January 31, 1997 interest of $24,036 incurred on the real estate loan has been capitalized as part of the cost of building under construction.

The provision for income taxes decreased $22,963 or 15% for the three months ended January 31, 1997 compared to the three months ended January 31, 1996. The decrease is due to the decrease in income before taxes.

Nine Months Ended January 31, 1997 versus January 31, 1996

Net sales for the nine months ended January 31, 1997 increased $789,706 or 15.4% compared to the nine months ended January 31, 1996. The Company is selling more units to a greater international customer base and selling a product mix with a higher average selling price per unit. To give stronger support to international sales the Company has appointed the Dutch company, Cablon, to be the European support center and in the Far East the Company has appointed Data 2000 in Korea and Osaka Micro Computer in Japan. To increase our products visibility, the Company is displaying its products at additional trade shows. Besides the Radiological Society of North America (RSNA) conference held in December 1996, we are displaying at the Hospital Information and Management conference and SPIE, a medical imaging conference in February 1997. During March 1997 the Company will attend the ECR in Vienna, Austria which is the European version of the RSNA and in April 1997 there are medical imaging conferences in both Korea and Japan at which the Company will be showing products. At the Air Traffic Control conference during October 1996 and at the RSNA conference during December 1996 the Company introduced a large, high bright flat panel to supplement its CRT displays. This unique product is being displayed along with other products and continues to generate a great deal of interest. This panel is also being displayed at the Air Traffic Control conference in Maastrich, The Netherlands, in February 1997. Production for the panel commences in May 1997.

Gross profit increased $318,394 or 16.5% for the nine months ended January 31, 1997 as compared to the nine months ended January 31, 1996. Better optimum levels of production during the first two quarters increased the gross profit from 37.4% to 37.8%.

Product research and development expenses for the nine months ended January 31, 1997 increased $15,448 or 4.5% compared to the nine months ended January 31, 1996. Research has concentrated on improving digital controls, producing faster video boards, providing a high bright flat panel that is sunlight readable, and producing The Calibrator to assure consistent viewing quality for multiple monitors.

Selling expenses for the nine months ended January 31, 1997 increased $104,901 or 22.5% over the nine months ended January 31, 1996. Additional personnel expenses, increased commissions due to increased sales volume, and higher trade show and travel expenses are the primary reasons for the increase.

Administrative expenses for the nine months ended January 31, 1997 increased $66,108 or 26.7% compared to the nine months ended January 31, 1996. Additional employee and office expenses as a result of increased sales volume are the primary reasons for the increase.

Interest income for the nine months ended January 31, 1997 totaled $34,320 compared to $1,031 for the nine months ended January 31, 1996. Increased net income allowed the Company to deposit excess cash in government trust funds with adequate interest income rates.

The provision for income taxes increased $70,157 for the nine months ended January 31, 1997 compared to the nine months ended
January 31, 1996. The increase is due to the increase of $164,773 income before taxes and to the increase in state income tax.

Liquidity and Capital Resources

Cash from operating activities totaled $392,411 for the nine months ended January 31, 1997 compared to the $9,592 total for the comparable period ending January 31, 1996. This increase of $382,819 is primarily due to increased cash from net income and improved utilization of accounts receivable, inventory and accounts payable offset by additional cash used for income taxes.

Cash used for investing activities totaled $1,438,232 for the nine months ended January 31, 1997 compared to $43,820 used for the nine months ended January 31, 1996. The increase is due to the purchase of land during June, 1996 for $396,043 and to the new building in the process of construction on the land site for $953,116. The 30,000 square foot warehouse, production, and office building has been completed and the company officially took possession on February 17, 1997. The total building cost will be $1.2 million including capitalized interest and an additional $100,000 is being spent for office equipment, production equipment, warehouse equipment and moving expense.

Net cash from financing activities totaled $1,073,299 for the nine months ended January 31, 1997 compared to $30,617 from financing activities for the nine months ended October 31, 1996. Cash from the exercise of stock warrants during September, 1996 and cash from the bank loan to purchase land and construct a building on the land site are the primary increases for the cash inflow. The Company obtained a short term bank loan commitment of $500,000 during June 1996 to purchase land and for beginning construction of a new building. This loan was amended on October 23, 1996 to a long term real estate loan commitment maximum of $1,220,000. Through May 7, 1997 interest is being accrued and paid monthly at a variable rate of 1% per annum above the prime rate. Interest will be adjusted to a fixed rate of .5% per annum above the prime rate on May 1, 1997 and on May 1, 2002. Beginning June 1, 1997 the monthly principal and interest shall be paid in equal monthly installments based on a twenty year amortization with a final balloon payment due on May 1, 2007.

The Company's primary source of liquidity at January 31, 1997 is cash of $713,910, a bank line of credit of $500,000, a real estate loan of $1,220,000 and the option to add $94,000 to the bank term loan to purchase capital equipment to meet production and research needs. The bank line of credit was renewed for one year on August 23, 1996. The real estate loan commenced on October 23, 1996 and matures on May 1, 2007. The capital equipment loan was renegotiated on June 14, 1996 and matures in five years on June 14, 2001. During February 1997 the Company was accepted for listing on the Small Cap NASDAQ Market and began listing its stock under the symbol IMSG. The Company believes that cash, cash from operations, a bank line of credit, and existing bank loans will be adequate to meet the anticipated short term liquidity and capital resource requirements of its business.

Part 2.					OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

		None

Item 2.	CHANGES IN SECURITIES

		None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

		None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

		None

Item 5.	OTHER INFORMATION

		None

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

		None

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						Image systems Corporation
						Registrant
						By:/s/___________________________
						Dean Scheff, Chief Executive Officer
						and Chief Financial Officer
						(Principal Executive Officer and
				 		 Principal Financial Officer)

Dated February 28, 1997