Form 10QSB
period 1997-07-31
IMAGE SYSTEMS CORPORATION
filed 1997-09-30
CIK 49852

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-QSB

(Mark One)

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 1997

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

    As of September 1, 1997, there were 4,451,347 shares of Common Stock, no par value per share, outstanding.

Part 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

IMAGE SYSTEMS CORPORATION

BALANCE SHEETS

                             7-31-97        4-30-97
                             (unaudited)    (audited)

ASSETS

CURRENT ASSETS:
    Cash                     919,561        486,540
    Accounts Receivable, net      1,130,724 1,191,238
    Inventory                1,640,742 1,587,454
    Prepaid expenses              23,480         16,466
    Deferred tax asset            98,825         98,825
         Total current assets          3,813,332 3,380,523

PROPERTY AND EQUIPMENT:
    Land                     396,043        396,043
    Building                 1,255,062 1,246,548
    Furniture and fixtures             206,464        191,751
    Production equipment               261,800        257,917
         Less accumulated depreciation (235,724) (211,724)

                             5,696,977 5,261,058

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
    Checks issued not yet
         presented for pymt       -----          117,160
    Accounts payable              592,135        380,767
    Accrued liabilities           353,840        329,713
    Income taxes payable               128,224        36,371
    Current maturities of
         long-term debt           22,900         20,469
         Total current liabilities     1,097,099 884,480

LONG-TERM DEBT, less current maturities          993,530        933,523

         Total liabilities        2,090,629 1,818,003

STOCKHOLDERS' INVESTMENT:
    Undesignated stock, 5,000,000 shares authorized;
      no shares issued and outstanding
    Common stock, no par value,
      5,000,000 shares authorized
      4,451,347 issued and outstanding 1,102,414 1,102,414
    Retained earnings             2,503,934 2,340,641

         Total stockholders' investment 3,606,348     3,443,055

                             5,696,977 5,261,058

See Accompanying Notes To Financial Statements

IMAGE SYSTEMS CORPORATION
STATEMENT OF OPERATIONS

                             For The First Quarter Ended

                             7-31-97        7-31-96
NET SALES                         2,123,336 1,583,955
COST OF PRODUCTS SOLD                  1,362,562 1,004,642
    Gross Profit                  760,774        579,313

OPERATING EXPENSES
    Product Development           170,800        120,939
    Selling                       197,050        159,979
    Administrative                121,193        107,397
         Total Operating Expenses 489,043        388,315

         Operating Income         271,731        190,998

INTEREST INCOME                        10,706         11,297
INTEREST EXPENSE                  (27,291)  (4,880)
    Net Income Before Income Taxes          255,146        197,415

PROVISION FOR INCOME TAXES             91,853         75,020

NET INCOME                        163,293        122,395

NET INCOME PER SHARE                   0.04      0.03

WEIGHTED AVERAGE SHARES
OUTSANDING                        4,451,347 4,341,502

See Accompanying Notes to Financial Statements


IMAGE SYSTEMS CORPORATION
STATEMENT OF CASH FLOWS

(Unaudited)

                             For The First Quarter Ended
                             7-31-97        7-31-96

OPERATING ACTIVITIES:
Net income                        163,293        122,395
    Adjustments to reconcile net income
    to net cash provided by
    operating activities:
         Depreciation             24,000         12,690
    Change in operating items:
         Accounts receivable      60,514         543,882
         Inventory           (53,288)  (199,301)
         Prepaid expenses         (7,014)        (1,781)
         Accounts payable         94,208         139,155
         Accrued liabilities      24,127         (39,106)
         Income taxes payable          91,853         (283,585)

              Net cash provided by
              operating activites 397,693        294,349



INVESTING ACTIVITES:
    Land                     -----          (394,875)
    Buildings                (8,514)        -----
    Furniture and equipment       (18,596)  (6,613)

         Net cash used for investing
         activites           (27,110)  (401,488)



FINANCING ACTIVITES:
    Repayment on bank borrowings       (203,570) (5,524)
    Borrowings from bank line of credit     -----          5,000
    Borrowings from bank
    real estate loan              266,008        389,000
    Exercise of stock warrants         -----          57,142

              Net cash provided by
              financing activities     62,438         445,618
+
              Net increase in cash     433,021        338,479

CASH AT BEGINNING OF PERIOD            486,540        686,432

CASH AT END OF PERIOD                  919,561        1,024,911
SUPPLEMENTAL DISCLOSURES:

    Interest paid                 26,313         3,422
    Taxes paid                    0         358,605

See Accompanying Notes to Financial Statements

Item 1.  FINANCIAL STATEMENTS

IMAGE SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS

JULY 31, 1997
(Unaudited)

1. ORGANIZATION AND ACCOUNTING POLICIES:

The unaudited interim financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The operating results for the three months ended July 31, 1997 are not necessarily indicative of the operating results to be expected for the full fiscal year.
These statements should be read in conjunction with the Company's most recent audited financial statements dated April 30, 1997.

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

RESULTS OF OPERATIONS

Three Months Ended July 31, 1997 Versus July 31, 1996

Net sales for the three months ended July 31, 1997 increased 34.1% or $539,381 over the quarter ended July 31, 1996. A greater customer base resulted in a 34.3% increase in the quantity of sold monitors. A relationship has been formed with IBM to market a high bright large format flat panel to the medical imaging and air traffic control customers.

Gross profit increased $181,461 or 31.3% for the quarter ended
July 31, 1997 over the comparable 1996 quarter. Gross profit percentages decreased from 36.6% to 35.8%. Increased personnel costs account for the lower gross margin percentage.

For the quarter ended July 31, 1997 product research and development expenses increased $49,861 or 41.2% over the comparable 1996 period. The primary reasons for the increase are the addition of an engineer and the increased activity in the Research and Development area. Research continues in forming a deflection board from through hole to surface mounted technology. Research to turn hardware control into software control via micro controllers also continues. Development of the 17 inch metal and plastic monitor resulted in receiving American, Canadian, and European emissions, immunity, and safety approvals.

Selling expenses increased 23.2% or $37,071 for the quarter ended July 31, 1997 compared to the quarter ended July 31, 1996.
The increase is due to increased commissions on higher sales volume and to adding a sales support person.

For the three months ended July 31 , 1997 administrative expenses increased $13,796 or 12.8% over the quarter ended July
31, 1996. An additional office person and additional office expenses are the reasons for the modest increase.

Interest income decreased slightly from $11,297 to $10,706 for the quarter ended July 31, 1997 compared to the quarter ended July 31, 1996. Cash used for building and equipment has decreased the excess cash in the government trust account resulting in decreased interest income.

For the quarter ended July 31, 1997 interest expense increased from $4,880 to $27,291 or $22,411 over the comparable 1996 quarter. The increase is due to the increase in the real estate loan to finance the new building.

The provision for income taxes increased $16,833 or 22.4% for the quarter ended July 31, 1997 compared to the quarter ended July 31, 1996. The increase is due to the increase in net income before taxes. The effective tax rate decreased from 38% to 36% for the quarter ended July 31, 1997 compared to the quarter ended July 31, 1996 due to the increased allowance for research and development expenses.

Liquidity and Capital Resources

Cash provided by operating activities for the quarter ended July 31, 1997 totaled $397,693 compared to a total of $294,349 for the quarter ended July 31, 1996. Increased cash provided by inventory, accrued liabilities, and income taxes payable totaled $584,684. Cash provided by accounts receivable totaled $60,514 for the quarter ended July 31, 1997 compared to $543,882 for the quarter ended July 31, 1996 resulting in a net decrease of $483,368 cash provided. These are the major differences in the total increase of $103,344 of net cash provided by operating activities.

Cash used for investing activities totaled $27,110 for the quarter ended July 31, 1997 compared to $401,488 used for the quarter ended July 31, 1996. The $401,488 is primarily due to land purchased for $394,875 for the new building site.

Cash provided by financing activities for the quarter ended July 31, 1997 totaled $62,438 compared to the $445,618 total for the comparable 1996 quarter. The total of $445,618 is primarily due to cash from the bank loan of $389,000 and the exercise of stock warrants of $57,142. The $62,438 is additional borrowing on the real estate loan.

The Company's primary source of liquidity at July 31, 1997 is cash of $919,561, an unused bank line of credit of $1,000,000, and the option to add to the bank term loan to purchase capital equipment to meet production and research needs. The bank line of credit was renewed on August 25, 1997 and was increased from $500,000 to $1,000,000. The capital equipment term loan matures on June 14, 2001. The Company has not utilized any of the capital equipment loan. The Company believes that cash, cash from operations, a bank line of credit and existing bank loans will be adequate to meet the anticipated short term liquidity and capital resource requirements of its business.


Part 2.                      OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None

Item 2.  CHANGES IN SECURITIES

None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.  OTHER INFORMATION

None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

None

SIGNATURE

In accordance with the requirements of the Securities Exchange
Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image systems Corporation
Registrant

By:/s/________________________
Dean Scheff, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer and
Principal Financial Officer)

Dated September 11, 1997