Form 10QSB
period 1997-10-31
IMAGE SYSTEMS CORPORATION
filed 1997-12-15
CIK 49852

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-QSB

(Mark One)

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1997

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

    As of December 1, 1997, there were 4,452,597 shares of Common
Stock, no par value per share, outstanding.

Part 1.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS







IMAGE SYSTEMS CORPORATION
BALANCE SHEETS

                        Oct 31,        April 30,
                        1997      1997
ASSETS                       (Unaudited)    (Audited)

CURRENT ASSETS:
    Cash                $32,441        $486,540
    Accounts receivable, net 1,536,804 1,191,238
    Inventory           2,712,847 1,587,454
    Prepaid expenses         13,916         16,466
    Deferred tax asset       98,825         98,825
         Total current assets     4,394,833 3,380,523

PROPERTY AND EQUIPMENT:
    Land                396,043        396,043
    Building            1,300,062 1,246,548
    Furniture and fixtures        212,442        191,751
    Production equipment          313,440        257,917
Less accumulated depreciation          (259,724) (211,724)

                        $6,357,096     $5,261,058

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
    Checks issued not yet
    presented for payment         $0        $117,160
    Accounts payable         724,387        380,767
    Accrued liabilities      394,432        329,713
    Income taxes payable          159,411        36,371
    Current maturities of
         long-term debt      42,837         20,469
    Bank line of credit      200,000        0
Total current liabilities         1,521,067 884,480

LONG-TERM DEBT,
less current maturities           964,365        933,523
    Total liabilities        2,485,432 1,818,003

STOCKHOLERS' INVESTMENT:
Undesignated stock,
5,000,000 shares authorized;
no shares issued and outstanding
Common stock, no par value,
5,000,000 shares authorized;
4,452,597 and 4,451,347 issued
and outstanding respectively      1,104,289 1,102,414
    Retained Earnings        2,767,375 2,340,641

Total stockholders' investment         3,871,664 3,443,055

                        6,357,096 5,261,058

See Accompanying Notes to Financial Statements


IMAGE SYSTEMS CORPORATION
STATEMENT OF OPERATIONS
(Unaudited)

         For the Quarters Ended  For the Six Months Ended
         Oct 31,       Oct 31,    Oct 31,       Oct 31,
         1997     1996  1997     1996

NET SALES     $2,537,439  $2,234,675   $4,660,775  $3,818,630

COST OF
PRODUCTS SOLD 1,543,270   1,343,630    2,905,832   2,348,272
Gross Profit  994,169       891,045    1,754,943   1,470,358

OPERATING EXPENSES
Product
development   182,110     114,286 352,910       235,225
Selling       249,326     192,275 446,376       352,254
Administrative     132,763     104,088     253,956     211,485

Total Operating
Expenses 564,199     410,649     1,053,242   798,964

Operating
Income        429,970     480,396     701,701     671,394

INTEREST INCOME 5,314       10,595      16,020      21,892

INTEREST
EXPENSE       (23,656)    (67)        (50,947)    (4,947)

Net Income
Before
Income Taxes  411,628     490,924      666,774    688,339

PROVISIONS
FOR
INCOME TAXES  148,187     186,550      240,040    261,570

NET INCOME    $263,441    $304,374     $426,734   $426,769

NET INCOME
PER SHARE     $0.06       $0.07        $0.10      $0.10

WEIGHTED
AVERAGE SHARES
OUTSTANDING   4,451,456   4,397,661    4,451,401  4,369,580

See Accompanying Notes to Financial Statements

IMAGE SYSTEMS COPORATION
STATEMENT OF CASH FLOWS
(Unaudited)
                        For the Six Months Ended
                        October 31,    October 31,
                        1997      1997

CASH FLOWS FROM OPEARING ACTIVITES:
Net income                   $426,734  $426,769
Adjustments to reconcile net
income to net cash provided
by operating activites:
Depreciation                 48,000         25,380
Changes in current operating items
    Accounts receivable      (345,566) 158,689
    Inventory           (1,125,393)    (256,151)
    Prepaid expenses         2,550          778
    Accounts payable         226,460        299,742
    Accured liabilities      64,719         8,058
    Income taxes payable          123,040        (257,035)

    Net cash from (used for)
    operating activities          (579,456) 406,230

CASH FLOWS FROM INVESTING ACTIVITIES:
    Land                0         (391,043)
    Building            (53,514)  (588,769)
    Furniture and equipment       (76,214)  (54,025)

         Net cash used for
         investing activities     (129,728) (1,033,837)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment to bank equipment loan  0         (9,131)
Borrowings from bank
real estate loan             266,008        953,992
Repayment to bank
real estate loan             (212,798) 0
Borrowings from bank
line of credit                    200,000        0
Exercise of stock options         1,875          120,938

         Net cash from
         financing activities     255,085        1,065,799

         Net increase
         (decrease) in cash  (454,099) 438,192

CASH AT BEGINNING OF PERIOD       486,540        686,432
CASH AT END OF PERIOD             $32,441        $1,124,624

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid            $50,330        $14,894
    Taxes paid               $117,000  $518,605

See accompanying notes to financial statements.
IMAGE SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 1997

(Unaudited)

1. ORGANIZATION AND ACCOUNTING POLICIES:

The unaudited interim financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The operating results for the six months ended October 31, 1997 are not necessarily indicative of the operating results to be expected for the full fiscal year.
These statements should be read in conjunction with the Company's most recent audited financial statements dated April 30, 1997.

Certain amounts reflected in the six months ended October 31, 1996 have been reclassified to conform to the six months ended October 31, 1997. These reclassifications had no impact on previously reported net income or stockholders' investments.

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

RESULTS OF OPERATIONS

Three Months Ended October 31, 1997 Versus October 31, 1996

Net sales for the three months ended October 31, 1997 increased
$302,764 or 13.5% over the comparable 1996 quarter. Selling 11% more monitors is the primary reason for the increase.

Gross profit increased $103,124 or 11.6% for the three months ended October 31, 1997 compared to the three months ended October 31, 1996. The gross profit percentage decreased slightly from 39.9% to 39.2% or a decrease of .7% Higher material costs are the primary reason for the decrease.

Product research and development expenses increased $67,824 or 59.3% for the three months ended October 31, 1997 compared to the same 1996 quarter. The increase is due to the addition of an engineer, increased activity in the development of a new M20L monitor, and cost of acquiring American, Canadian and European emissions, immunity, and safety approvals for the new 17 inch metal and plastic monitor.

Selling expenses increased 29.7% or $57,051 for the quarter ended October 31, 1997 compared to the quarter ended October 31, 1996. The increase is due to increased commissions on higher sales volume and to the addition of sales support personnel.

For the three months ended October 31, 1997 administrative expenses increased $28,675 or 27.5% over the quarter ended October 31, 1996. An additional office person and increased public relations and office expenses are the reasons for the increase.

Interest income decreased from $10,595 to $5,314 or $5,281 for the quarter ended October 31, 1997 compared to the quarter ended October 31, 1996. Cash used for the building, equipment and inventory has decreased the excess cash in the government trust account resulting in decreased interest income.

For the quarter ended October 31, 1997 interest expense increased to $23,656 from $67 for the quarter ended October 31, 1996. The increase is due to the increase in the real estate loan to finance the new building and due to interest of $12,093 being capitalized during the quarter ended October 31, 1996.

The provision for income taxes decreased $38,363 or 20.6% for the quarter ended October 31, 1997 compared to the quarter ended October 31, 1996. The decrease is due primarily to the decrease in net income before taxes. The effective tax rate also decreased from 38% to 36% due to the credit for research and development expenses.

Six Months Ended October 31, 1997 versus October 31, 1996

Net sales for the six months ended October 31, 1997 increased
$842,145 or 22.1% over the comparable 1996 period. The increase is primarily due to selling 21% more monitors.

Gross profit increased $284,585 or 19.4% for the six months ended October 31, 1997 as compared to the same 1996 period. The gross profit percentage decreased from 38.5% to 37.7% or a decrease of .8%. The primary reason for the decrease is higher material costs.

Product research and development expenses for the six months ended October 31, 1997 increased $117,685 or 50.0% over the comparable 1996 period. The primary reasons for the increase are the addition of an engineer and the increased activity in the Research and Development area. Research concentrated in forming a deflection board from through hole to surface mounted technology, turning hardware control into software control via micro controllers, developing a new 17 inch metal and plastic monitor, and developing a new M20L monitor. Developing the new monitors also required obtaining emission, immunity and safety approvals from American, Canadian, and European authorities.

Selling expenses for the six months ended October 31, 1997 increased $94,122 or 26.7% over the six months ended October 31, 1996. The addition of sales support personnel, increased commissions due to increased sales volume, and increased travel and marketing expenses are the primary reasons for the increase.

Administrative expenses for the six months ended October 31, 1997 increased $42,471 or 20.1% over the comparable 1996 period.
 The primary reasons for the increase are the addition of office personnel, increased public relations expense, and increased office expenses as a result of increased sales volume.

Interest income decreased $5,872 for the six months ended
October 31, 1997 compared to the six months months ended October
31, 1996. Cash used for the building, equipment and inventory has decreased the excess cash in the government trust account resulting in decreased interest income.

Interest expenses for the six months ended October 31, 1997 increased $46,000 (from $4,947 to $50,947) over the comparable 1996 period. The increase is due to the increase in the real estate loan to finance the new building and due to interest of $16,755 being capitalized during the six months ended October 31, 1996.

The provision for income taxes decreased $21,530 for the six months ended October 31, 1997 compared to the six months ended October 31, 1996. The primary reasons for the income tax decrease are the decrease in net income before taxes and the effective tax rate decrease from 38% to 36% due to the credit for research and development expenses.

Liquidity and Capital Resources

Cash used for operating activities totaled $579,456 for the six months ended October 31, 1997 compared to the $406,230 total cash from operating activities for the six months ended October 31, 1996. Cash used increased $985,686 due to additional cash used for inventory totaling $869,242 and for accounts receivable totaling $504,255 offset by additional cash from income taxes payable of $380,075. The purchase of flat panel monitors, in anticipation of flat panel orders, is the reason for the inventory increase.

Cash used for investing activities totaled $129,728 for the six months ended October 31, 1997 compared to $1,033,837 used for the six months ending October 31, 1996. The $1,033,837 is primarily due to land purchased for $391,043 during June 1996 for the new building site and to the partial completion ($588,769) of the new building. The $129,728 is a result of $53,514 cash used for the new building and $76,214 used for production equipment and office furniture.

Cash provided by financing activities for the six months ended October 31, 1997 totaled $255,085 compared to $1,065,799 for the six months ended October 31, 1996. The $1,065,799 is due primarily to cash from the bank real estate loan of $953,922 and the exercise of stock options totaling $120,938. The $255,085 is due primarily to cash of $200,000 provided by the bank line of credit to aid in financing accounts receivable and inventory.

The Company's primary source of liquidity at October 31, 1997 is cash of $32,441, the bank line of credit of $1,000,000 (of which $800,000 is available), and the option to add to the bank term loan to purchase capital equipment to meet production and research needs. The bank line of credit was renewed on August 25, 1997 for one year. The capital equipment term loan, which matures on June 14, 2001, has not been utilized. The Company believes that cash, cash from operations, the bank line of credit, and existing bank loans will be adequate to meet the anticipated short term liquidity and capital resource requirements of its business.

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

              Image systems Corporation
              Registrant

              By:___________________________
              Dean Scheff,
              Chief Executive Officer
              and Chief Financial Officer

              (Principal Executive Officer and
               Principal Financial Officer)

Dated December 10, 1997