Form 10QSB
period 1998-01-31
IMAGE SYSTEMS CORPORATION
filed 1998-03-16
CIK 49852

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549
FORM 10-QSB

(Mark One)

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 1998

OR

[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition prior from __________ to __________



Commission File No. 0 21245

Image Systems Corporation
(Exact Name of Small Business Issuer as Specified in its Charter)

Minnesota                         41-1620497
(State or Other Jurisdiction      (I.R.S. Employer
of Incorporation or Organization) Identification No.)

6103 Blue Circle Drive, Minnetonka, Minnesota 55343
(Address of Principal Executive Offices)

(612) 935-1171
(Issuer's Telephone Number, Including Area Code)


 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

 As of February 15, 1998, there were 4,452,597 shares of Common
Stock, no par value per share, outstanding.


Part 1.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS



IMAGE SYSTEMS CORPORATION
BALANCE SHEETS

                   Jan 31,             April 31,
                   1998           1997
                   (Unaudited)         (Audited)
ASSETS

CURRENT ASSETS:
Cash                    100,493             486,540
Accounts receivable, net     1,358,840      1,191,238
Inventory               2,765,566      1,587,454
Prepaid expenses        8,587               16,466
Income tax receivable        7,059               0
Deferred tax asset      98,825              98,825
    Total current assets     4,339,370      3,380,523

PROPERTY AND EQUIPMENT:
Land                    396,043             396,043
Building           1,310,062      1,246,548
Furniture and Equipment      229,612             191,751
Production equipment         313,440             257,917
Less accumulated depreciation     (288,324)      (211,724)


                   6,300,203      5,261,058


LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES
Checks issued not
yet presented for payment    0              117,160
Accounts payable        585,638             380,767
Accrued liabilities          417,910             329,713
Income tax payable      0              36,371
Bank line of credit payable  395,000             0
Current maturities
of long-term debt       43,829              20,469
    Total current
    liabilities         1,442,377      884,480

LONG-TERM DEBT,
less current maturities      953,217             933,523
    Total liabilities   2,395,594      1,818,003


STOCKHOLDERS' INVESTMENT:

Undesignated stock, 5,000,000
 shares authorized
 no shares issued and outstanding
Common stock, no par value,
 5,000,000 authorized,
 4,452,597 and 4,451,347
 shares issued and
 outstanding respectively    1,104,289      1,102,414
Retained earnings       2,800,320      2,340,641

Total stockholders' investment    3,904,609      3,443,055


                   6,300,203      5,261,058


See Accompanying Notes To Financial Statements




IMAGE SYSTEMS CORPORATION
STATEMENT OF OPERATIONS
(Unaudited)

              For Qtrs Ended        For Nine Mos Ended
              Jan 31,      Jan 31,    Jan 31,    Jan 31,
              1998    1997         1998     1997



NET SALES          2,071,159  2,110,714  6,731,934    5,929,344
COST OF PRODUCTS SOLD   1,438,731  1,337,992  4,344,563    3,686,264
Gross Profit       632,428      772,722    2,387,371  2,243,080



OPERATING EXPENSES
Product development     217,558      122,497    570,468    357,722
Selling            207,687      199,513    654,063    551,767
Administrative          127,219      120,602    381,175    332,087

Total Operating Exp     552,464    442,612    1,605,706    1,241,576
Operating Income   79,964       330,110    781,665    1,001,504

INTEREST INCOME         19      12,428     16,039     34,320
INTEREST EXPENSE   (28,508)   (13)           (79,455) (4,960)

Net Income Before Taxes 51,475       342,525    718,249    1,030,864

PROVISION FOR
INCOME TAXES       18,530       130,165    258,570    391,735
NET INCOME         32,945       212,360    459,679    639,129



BASIC NET INCOME
PER SHARE          .01     .05         .10  .15

DILUTED NET INCOME
PER SHARE          .01     .05         .10  .14

BASIC WEIGHTED AVERAGE
SHARES OUTSTANDING 4,452,597   4,434,811 4,451,800    4,391,347

DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING 4,506,636   4,571,739 4,546,254    4,532,804


See Accompanying Notes To Financial Statements






IMAGE SYSTEMS CORPORATION
STATEMENT OF CASH FLOWS
(Unaudited)

                        For The Nine Months Ended
                        Jan 31,        Jan 31,
                        1998      1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                   459,679        639,129
Adjustments to reconcile
net income to cash
from operating activities-
    Depreciation             76,600         38,070
Changes in current operating items
    Accounts receivable      (167,602) 162,532
    Inventory           (1,178,112)    (272,427)
    Prepaid expenses         7,879          (6,167)
    Accounts payable         87,711         118,163
    Accrued liabilities      88,197         84,981
    Income taxes payable          (43,430)  (371,870)

    Net cash from (used for)
    operating activities          (669,078) 392,411

CASH FLOWS FROM INVESTING ACTIVITES:

    Land                0         (396,043)
    Buildings           (63,514)  (953,116)
    Furniture and
    equipment additions      (93,384)  (89,073)

    Net cash used for investing
    activities               (156,898)      (1,438,232)


CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment to bank
    equipment loan           0         (9,131)
    Borrowings from
    bank line of credit      395,000        0
    Borrowings from bank
    real estate loan         43,054         953,992
    Exercise of stock
    options/warrants         1,875          128,438

    Net cash from
    financing activities          439,929        1,073,299
    Net increase (decrease)
    in cash                  (386,047) 27,478

CASH AT BEGINNING OF PERIOD       486,540        686,432

CASH AT END OF PERIOD             100,493        713,910

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid            78,755         38,943
    Taxes paid               302,000        763,605



See Accompanying Notes To Financial Statements






IMAGE SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS
January 31, 1998 and January 31, 1997
(Unaudited)

1. ORGANIZATION AND ACCOUNTING POLICIES:

The unaudited interim financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The operating results for the nine months ended January 31, 1998 are not necessarily indicative of the operating results to be expected for the full fiscal year.
These statements should be read in conjunction with the Company's most recent audited financial statements dated April 30, 1997.

Certain amounts reflected in the nine months ended January 31, 1997 have been reclassified to conform to the nine months ended January 31, 1998. These reclassifications had no impact on previously reported net income or stockholders' investments.

Earnings per Share

During the quarter ended January 31, 1998 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which established a new methodolgy for calculating earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options using the treasury stock method. All amounts presented have been restated to conform to the new presentation. The components of the earnings per share denominator are as follows:

              For Qtrs Ending           For Nine Mos Ending
              Jan 31,      Jan 31,    Jan 31,    Jan 31,
              1998    1997         1998      1997

Weighted average
common shares
outstanding for basic
earnings per share 4,452,597  4,434,811  4,451,800  4,391,347

Weighted average
common shares issuable
under the exercise
options            54,039       136,928    94,454      141,457

Share used in diluted
earnings per share 4,506,636  4,571,739  4,546,254  4,532,804



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS
OF OPERATIONS


The company was formed on September 1, 1988 to design, assemble and market high resolution monitors for use with computers.

RESULTS OF OPERATIONS

Three Months Ended January 31, 1998 Versus January 31, 1997

Net sales for the three months ended January 31, 1998 decreased $39,555 or 1.9% compared to the three months ended January 31, 1997. Selling lower revenue monitors is the primary reason for the decrease. The number of orders leveled off during the quarter ended January 31, 1998 resulting in similar units sold for the comparative third quarters. The Asian financial crisis has reduced our shipments to the Asian market which resulted in lower than projected revenue for the third quarter ended January 31, 1998.

Gross profit decreased $140,294 or 18.2% for the quarter ended January 31, 1998 compared to the quarter ended January 31, 1997.
 The gross profit percentage decreased from 36.6% to 30.5%. The anticipated increase in units sold did not materialize which resulted in a less efficient level of production.

For the quarter ended January 31, 1998 product research and development expenses increased $95,061 or 77.6% compared to the quarter ended January 31, 1997. The increase is due to the addition of an engineer, increased travel costs, increased activity in the development of a new M20L moitor, and increased evaluation of CRTs, power supplies, and yokes.

Selling expenses for the quarter ended January 31, 1998 increased 4.1% or $8,174 over the comparable quarter ended
January 31, 1997. The modest increae is due to increased personnel costs.

Administrative expenses increased 5.5% or $6,617 for the three months ended January 31, 1998 compared to the three months ended
January 31, 1997. An additional person and increased public relations expense are the reasons for the increase.

Interest income decreased from $12,428 for the quarter ended
January 31, 1997 to $19 for the quarter ended January 31, 1998.
Cash used for inventory, the new building and equipment has depleted the excess cash in the government trust account resulting in decreased interest income.

For the quarter ended January 31, 1998 interest expense increased to $28,508 from $13 for the quarter ended January 31, 1997. The increase is due to the increase in the real estate loan to finance the new building and to the increase in the bank line of credit to finance the increase in inventory. Also interest of $24,036 was capitalized during the quarter ended January 31, 1997.

The provision for income taxes decreased $111,635 or 85.8% for the three months ended January 31, 1998 compared to the three months ended January 31, 1997. The decrease is due primarily to the decrease in net income before taxes. The effective tax rate also decreased from 38% to 36% due to the credit allowance for research and development expenses.



Nine Months Ended January 31, 1998 versus January 31, 1997

Net sales for the nine months ended January 31, 1998 increased $802,590 or 13.5% compared to the nine months ended January 31, 1997. The increase is due to selling more units to a greater international customer base. However, the Asian financial crisis has diminished our shipments to the Asian market which in turn resulted in lower than projected revenue for the third quarter ended January 31, 1998. Revenue from sales of the high bright flat panel is also slower than projected. Shipments of the new M20L monitor began during the third quarter ended January 31, 1998 and the Company expects the M20L revenue to increase in future periods. To maintain product visibility the Company has displayed its products at the Radiological Society of North America (RSNA) conference held in November 1997 and has displayed its products at the SPIE medical imaging conference in February 1998.

Gross profit increased $144,291 or 6.4% for the nine months ended January 31, 1998 as compared to the nine months ended January 31, 1997. The gross profit percentage decreased from 37.8% to 35.5%. The primary reason is the decrease from 36.6% to 30.5% for the comparable third quarters. The anticipated increase in units sold during the third quarter ended January 31, 1998 did not materialize which resulted in a less efficient level of production.

Product research and development expenses for the nine months ended January 31, 1998 increased $212,746 or 59.5% as compared to the nine months ended January 31, 1997. The increase is due to the addition of an engineer, increased travel costs, and increased activity in the following areas:

    1.  The development of a new M20L monitor.
    2.  Analysis of power supplies to produce a
        lower noise level.
    3.  Evaluation of CRTs for screen quality,
        performance levels, and light and focus quality.
    4. Evaluation of yokes for temperature control and focus ability.

This concentrated effort is focused on developing higher quality and more reliable monitors.

Selling expenses for the nine months ended January 31, 1998 increased $102,296 or 18.5% over the nine months ended January 31, 1997. The addition of a sales support employee, increased commissions due to increased sales volume, and increased travel and trade show expenses are the primary reasons for the increase.

Administrative expenses increased $49,088 or 14.8% for the nine months ended January 31, 1998 compared to the nine months ended January 31, 1997. The primary reasons for the increase are the addition of an office employee and increased public relations expense.

Interest income for the nine months ended January 31, 1998 decreased $18,281 or 53.3% compared to the nine months ended January 31, 1997. Cash used for the building, equipment, and inventory has decreased the excess cash in the government trust account resulting in decreased interest income.

Interest expense for the nine months ended January 31, 1998 increased $74,495 (from $4,960 to $79,455) over the nine months ended January 31, 1997. The increase is due to the increase in the real estate loan to finance the new building and to the increase in the bank line of credit used to finance the increase in inventory. Interest of $40,791 was capitalized during the nine months ended January 31, 1997.

The provision for income taxes decreased $133,165 or 34.0% for the nine months ended January 31, 1998 compared to the nine months ended January 31, 1997. The primary reasons for the decrease are the decrease in net income before taxes and the effective tax rate decrease from 38% to 36% due to the credit allowance for research and development expenses.


Liquidity and Capital Resources

Cash used for operating activites totaled $669,078 for the nine months ended January 31, 1998 compared to $392,411 cash generated from operating activities for the comparable period ending January 31, 1997. Cash used increased $1,061,489 due to additional cash used for inventory totaling $905,685, cash used for accounts receivable totaling $330,134 and a lower net income totaling $179,450 offset by lower payments for income taxes totaling $328,440. The purchase of flat panel monitors, in anticipation of flat panel orders, is the reason for the inventory increase.

Cash used for investing activities totaled $156,898 for the nine months ended January 31, 1998 compared to $1,438,232 cash used for the nine months ended January 31, 1997. The $1,438,232 is primarily due to land purchased for $391,043 during June 1996 for the new building site and to $953,116 spent on the new building. The $156,898 is a result of $63,514 used for the new building and $93,384 used for production equipment and office furniture.

Cash provided by financing activities for the nine months ended January 31, 1998 totaled $439,929 compared to $1,073,299 for the comparable nine months ended January 31, 1997. The $439,929 is due primarily to cash of $395,000 provided by the bank line of credit to aid in financing inventory and accounts receivable. The $1,073,299 is due primarily to cash from the bank real estate loan of $953,992 and the exercise of stock options and warrants totaling $128,438.

The Company's primary source of liquidity at January 31, 1998 is cash of $100,493, the bank line of credit of $1,000,000 (of which $605,000 is available), and the option to add to the bank term loan to purchase capital equipment to meet production and research needs. The bank line of credit was renewed on August 25, 1997 for one year. The capital equipment term loan, which matures on June 14, 2001, has not been utilized. The Company believes that cash, cash from operations, the bank line of credit, and existing bank loans will be adequate to meet the anticipated short term liquidity and capital resource requirements of its business.




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

Image systems Corporation
Registrant
By:/s/__________________________
Dean Scheff, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer and

Principal
Financial Officer)

Dated March 10, 1998