Form 10KSB
period 1998-04-30
IMAGE SYSTEMS CORPORATION
filed 1998-07-30
CIK 49852

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549
FORM 10-KSB

[ X ]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended April 30, 1998

OR

[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from __________ to __________

Commission File No. 0 21245

Image Systems Corporation
(Name of Small Business Issuer in its charter)

Minnesota                          41-1620497
(State or other jurisdiction      (I.R.S. Employer
of incorporation or organization) Identification No.)

6103 Blue Circle Drive, Minnetonka, Minnesota   55343
(Address of principal executive offices)    (Zip Code)

(612) 935-1171
(Issuer's telephone number, including area code)


Securities registered under Section 12(b) of the Act:None
Securities registered under Section 12(g) of the Act:Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The Issuer's revenues for the fiscal year ended April 30, 1998 were $8,185,011.

As of July 15, 1998, 4,452,597 shares of the Issuer's Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Issuer on such date (based on the low bid for such shares as reported by The Nasdaq Stock Market, Inc.) was $2,689,305. Such quotations represent interdealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions. For purposes of this computation, affiliates of the Issuer are deemed only to be the Issuer's officers and directors.


PART I

ITEM 1.  BUSINESS

Image Systems Corporation (the "Company") designs, develops, manufactures and markets large high bright high resolution monitors. The Company's monitors provide high brightness and high resolution which are needed in applications such as medical imaging, scientific analysis, image processing and electronic and mechanical design.

The last decade has seen an explosion in the use of computers throughout the world. The aftermath of this explosion of use has been rapid technological changes in the size, capacity and uses of the computers. These changes have affected both hardware and software. Computers have become more powerful, capable of performing more complicated tasks using more sophisticated, yet less expensive hardware. Software applications have also become more powerful. With the advent of digital x-ray systems, there is a greater need for high bright, high resolution monitors.

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

The Company has responded to these opportunities by concentrating on the technically sophisticated end of the product spectrum. The Company's high bright, high resolution displays are both computer platform and video board independent. High resolution and brightness combine to give a clear, sharp, easily readable display which reduces eye strain. There are many companies selling into the standard VGA monitor market.
The current standard VGA provides a resolution of 640 x 480 or 1024 x 768. The Company's monitors provide 3 to 10 times that resolution. The typical monitor provides 30-40 footLamberts of brightness. The Company's monitors provide 65-100 footlambers, at least twice as bright as standard monitors.

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

The Company's circuitry, HRMSTM (Hi-Res Multi-SweepTM) enables the autosynchronous monitors to adjust dynamically to numerous display boards and standards. HRMSTM provides compatibility with high resolution display controllers for many computer platforms, including PCs, Apple Macintosh and workstation level systems such as Sun, HP, Silicon Graphics, and IBM.


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

The Company's pricing strategy is to establish competitive pricing for products that are marketed and designed for the technologically sophisticated end of the product spectrum. Monitors are designed and priced to be favorably positioned between the high-end expensive monitors and the low-end commodity-type monitors. Early in the Company's development management determined that it would not be a mass producer of monitors, rather it would produce monitors for smaller niche markets such as medical imaging, high-end document imaging, simulation and sunlight readable monitors for Air Traffic Control. Management believed that it would be difficult to compete on the basis of price in the mass market with the foreign manufacturers. The Company's monitors are priced from $1,795 to $10,000 retail. Industry accepted discounts are given to VARs, OEMs and Resellers. These are appropriate prices for customers who need to be cost effective in an industry that continues to be more and more sophisticated. This customer is looking for monitors that fit in between commodity products that are priced between $250 and $1,000 and are 12" to 19" in size, and those products that range in price from $7,000 to $25,000.


Competition

The computer monitor industry is highly competitive.  The
Company's monitors compete with large, well-established companies such as Siemens and Barco, but they are generally more expensive. The Company also competes with Data Ray and Megascan, which provide large, high resolution monitors, but the Company's products are generally less expensive with comparable performance.

The Company has engaged in research and development since its inception. Research and development expenses were $734,884 in 1998 and $501,319 in 1997.


Products

The Company's gray scale monitors range in size from 9" to 24" in landscape mode. The 21" and the 24" are also available in portrait mode. Versions of these monitors operate between NTSC and 80kHz, from 48kHz to 108kHz and from 90kHz to 190kHz. Image Systems' High Resolution Multi-SweepTM (HRMSTM) circuitry enables the monitors to sweep these frequencies and display, on the low end, TV images and on the high end, 4 to 5 million pixel images. However, pixel count alone is not sufficient and must be coupled with high brightness and high contrast.

The Company's newest product is the FP1610HBMAX, a 16.1" flicker-free, high resolution, high brightness and contrast landscape flat panel color display. The monitor operates from VGA to 1280 X 1024 pixels with 100 footLamberts brightness. Greyscale integrity is excellent and the FP1610HB is an ideal display for such areas as cath labs and surgical suites which have space constraints as well as high bright, high contrast requirements. A rugged version of the FP1610 is also available for such applications as factory automation as well as military requirements.


Customers

The Company had no customers which accounted for 10% of net sales for the year ended April 30, 1998. During the prior fiscal year, one customer accounted for 12% of net sales.


Backlog

The dollar amount of the Company's backlog of orders considered to be firm at April 30, 1998 was approximately $1.8 million.
The Company expects that nearly all orders considered to be firm
at   April  30, 1998, will be filled during the 1999 fiscal
year. The Company does not believe that its backlog at anytime is necessarily indicative of annual sales. The business of the Company is not subject to significant seasonal variations.


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


Employees

As of May 1, 1998, the Company had 37 full time and 4 part time employees. None are represented by a labor union. The Company believes its employee relations are satisfactory.


ITEM 2.  PROPERTIES

The Company moved into a new 30,000 square foot office, production and warehouse facility during February, 1997 in the Opus Industrial Park located in Minnetonka, Minnesota. The cost of the new facility was $1.3 million. Prior to the move the Company was leasing a 11,000 square foot one story building at a rental cost of $7,771 per month.


ITEM 3.  LEGAL PROCEEDINGS

The Company is a party to ongoing legal and tax proceedings arising in the ordinary course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to security holders during the quarter ended April 30, 1998.


PART II

ITEM 5.  MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

Prior to February 21, 1997 the Company's Common Stock was listed on the OTC Bulletin Board in the Minneapolis/St. Paul, Minnesota market. The Company's Common stock began trading near the end of October, 1991. On February 21, 1997 and thereafter the price per share is quoted on the NASDAQ Small Cap Market under the symbol "IMSG." The following table sets forth, for the quarter indicated, the low and high bid prices per share for the Company's Common Stock as reported by The Nasdaq Stock Market, Inc. Such quotations represent interdealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions.

Fiscal year ended April 30, 1996  Low Bid        High Bid

Quarter ended      July 31, 1995  $1  1/2        $1 3/4
Quarter ended October 31, 1995         1 1/2          1 3/4
Quarter ended  January 31, 1996        1 3/8          2 5/8
Quarter ended    April 30, 1996        2 1/8          3 1/8

Fiscal year ended April 30, 1997

Quarter ended        July 31, 1996     3 1/8          4 1/8
Quarter ended October 31, 1996         3 1/4          3 7/8
Quarter ended  January 31, 1997        3 5/8          3 7/8
Quarter ended      April 30, 1997 3 7/16         4 1/4

Fiscal year ended April 30, 1998
Quarter ended       July 31, 1997 2 1/4          4 1/8
Quarter ended October 31, 1997         2 5/8          4 1/4
Quarter ended  January 31, 1998        2         3 1/4
Quarter ended      April 30, 1998 1         6 5/16

The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain earnings for use in its operations and does not anticipate paying cash dividends in the foreseeable future. As of June 30, 1998 there were approximately 435 record holders of the Company's Common Stock.



ITEM  6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS

The Company designs, assembles and markets high bright, high contrast monitors.


RESULTS OF OPERATIONS

Year Ended April 30, 1998 Versus April 30, 1997

Net sales for the year ended April 30, 1998 increased $92,274 or 1.1% over the year ended April 30, 1997. The Company experienced a 13.5% gain in net sales during the first three quarters but a slow fourth quarter reduced the year end to a modest 1.1% increase. Sales were impacted by the Asian financial crisis, by the significant decline of flat panel prices, by the sluggish air traffic control market and by delays in the requested the delivery dates in the medical imaging contracts. The Company has maintained its product visibility by displaying its monitors a the RSNA (Radiological Society of North America) conference during November 1997, at the SPIE medical imaging conference during February 1998, and at the Air Traffic Control Association show in October of 1997.

Gross profit decreased $463,908 or 15.2% for the year ended April 30, 1998 compared to the year ended April 30, 1997. The gross profit percentage decreased from 37.7% to 31.6%. The decrease was affected by the decline in flat panel prices which necessitated an inventory write down, by the decline in units sold resulting in less efficient levels of production, and by increases in material costs.

Product research and development costs for the year ended April 30, 1998 increased $233,565 or 46.6% compared to the year ended April 30, 1997. The increase is due to the addition of an engineer, increased personnel costs, increased travel costs, and increased activity in the following areas:

1.  The development of a new M20L monitor.

2. Evaluation of CRTs for screen quality, performance levels, and light and focus quality.

3. Evaluation of yokes for temperature control and focus ability.

4. Evaluation of high voltage power supplies in order to identify power supplies with higher levels of reliability and performance.

5. Update documentation and testing requirements to meet US, Asian, and European regulations. This included the ability to apply the CE mark to meet testing standards established by the European Community.

This concentrated effort is focused on developing higher quality and more reliable monitors.

Selling expenses for the year ended April 30, 1998 increased
$33,528 or 4.2% compared to the previous year. The increase is due primarily to additional travel costs, increased participation in tradeshows and the addition of a sales support person.

Administrative expenses for the year ended April 30, 1998 increased $56,137 or 11.1% compared to the year ended April 30, 1997. The addition of office personnel, increased public relation expenses and increased office equipment operating lease expenses are the reasons for the increase.

Interest income for the year ended April 30, 1998 decreased $26,313 or 62.1% compared to the previous year. Cash used for the building, inventory and new equipment has depleted the cash in the government trust account resulting in decreased interest income.

Interest expense for the year ended April 30, 1998 increased to $103,872 from 19,632 for the year ended April 30, 1997. The increase of $84,240 is due to the increase in the real estate loan to finance the new building and to the increase in the bank line of credit used to finance the increase in inventory. Interest of $41,323 was capitalized during the year ended April 30, 1997.

The provision for income taxes is $123,000 for the year ended
April 30, 1998 compared to $443,000 for the year ended April 30, 1997. The decrease of $320,000 is due primarily to the decrease in net income before taxes and to the effective tax rate decrease from 35% to 33% due to the credit allowance for research and development expenses.


Liquidity and Capital Resources

Cash used for operating activities totaled $613,163 for the year ended April 30, 1998 compared to $518,155 cash generated from operating activities for the year ended April 30, 1997. Cash used increased $1,131,318 due to additional cash used for inventory totaling $555,664, additional cash used for accounts payable totaling $332,075 and a lower net income totaling $577,691 offset by lower payments for income taxes payable totaling $349,234. The purchase of flat panel monitors, in anticipation of flat panel orders, is the reason for the inventory increase.

Cash used for investing activities totaled $159,838 for the year ended April 30, 1998 compared to $1,801,346 cash used for the year ended April 30, 1997. The $1,801,346 is due to land purchased for $391,043 during June 1996 for the new building site, to $1,246,866 spent on the new building, and to $163,437 spent for production equipment and office furniture. The $159,838 is a result of $63,514 used for the new building and $96,324 used for additional production equipment and office furniture.

Cash provided by financing activities for the year ended April 30, 1998 totaled $344,038 compared to $1,083,299 for the year ended April 30, 1997. The $344,038 is due primarily to $310,000 of cash provided by the bank line of credit to aid in financing inventory. The $1,083,299 is due to net cash provided by the real estate loan for a net $944,861 and the exercise of stock options and warrants totaling $138,438.

The Company's primary source of liquidity at April 30, 1998 is cash of $57,577, the bank line of credit of $1,000,000 (of which $690,000 is available), and the option to add to the bank term loan to purchase capital equipment to meet production and research needs. The bank line of credit expires on August 25, 1998. The Company expects to renew this line of credit at a similar amount on the expiration date. The capital equipment term loan, which matures on June 14, 2001, has not been utilized. The Company belives that cash, cash from operations, the bank line of credit, and existing bank loans will be adequate to meet the anticipated short term liquidity and capital resource requirements of its business.


Year 2000

The Company is in the process of modifying its computer systems to accomodate the year 2000 and currently expects to complete this modification sufficiently in advance of the year 2000 so as not to adversely affect its operations. The Company does not expect to incur costs in connection with these year 2000 modifications.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS                    Page

Report of Independent Public Accountants          9
Balance Sheets as of April 30, 1998 and 1997          10
Statements of Operations for the Years Ended          11
     April 30, 1998 and 1997
Statements of Stockholders' Investment for the Years
     Ended April 30, 1998 and 1997               12
Statements of Cash Flows for the Years Ended
     April 30, 1998 and 1997                13
Notes to Financial Statements                    14-19

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange
Commission have been omitted as not required, not material or the information required has been included elsewhere in the financial statements and related notes.


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Image Systems Corporation:

We have audited the accompanying balance sheets of Image Systems Corporation (a Minnesota corporation) as of April 30, 1998 and 1997, and the related statements of operations, stockholders' investment and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence sopporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Image Systems Corporation as of April 30, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP
Minneapolis, Minnesota,
June 12, 1998


IMAGE SYSTEMS CORPORATION
Balance Sheets
As of April 30

ASSETS                       1998      1997
CURRENT ASSETS:
Cash and cash equivalents         57,577         486,540
Accounts receivable, net allowance for
    doubtful accounts of $75,000
    and $50,000              1,068,286 1,191,238
Inventories                  2,411,966 1,587,454
Prepaid expenses and other        12,448         16,466
Income taxes receivable           43,629         0
Deferred tax asset           197,825        98,825
Total current assets              3,791,731 3,380,523

PROPERTY AND EQUIPMENT:
Land                         396,043        396,043
Building                1,310,062 1,246,548
Furniture and fixtures            227,669        191,751
Production equipment              308,965        257,917
Less- Accumulated depreciation         (319,644) (211,724)
Net property and equipment        1,923,095 1,880,535

                        5,714,826 5,261,058
LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
Checks issued not yet presented
    for payment              0         117,160
Current maturities of long-term debt   44,823         20,469
Line of credit                    310,000        0
Accounts payable             373,034        380,767
Accrued expenses             351,808        329,713
Income taxes payable              0         36,371
Total current liabilities         1,079,665 884,480
LONG-TERM DEBT                    941,332        933,523
Total liabilities            2,020,997 1,818,003

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCK HOLDERS' INVESTMENT:

Undesignated stock, 5,000,000 shares
authorized; none issued or outstanding 0         0
Common stock, no par value, 5,000,000
shares authorized:4,452,597 and 4,451,347
issued and outstanding            1,104,289 1,102,414
Retained earnings            2,589,540 2,340,641
Total stockholders' investment         3,693,829 3,443,055

                        5,714,826 5,261,058

The accompanying notes are an integral part of these balance sheets.


IMAGE SYSTEMS CORPORATION
Statement of Operations
For the Years Ended April 30

                        1998      1997

NET SALES                    8,185,011 8,092,737

COST OF PRODUCTS SOLD             5,596,804 5,040,622

Gross profit                 2,588,207 3,052,115

OPERATING EXPENSES:

Product development               734,884        501,319

Selling                      831,791        798,263

Administrative                    561,841        505,704

Total operating expenses          2,128,516 1,805,286

Operating income             459,691        1,246,829

INTEREST INCOME                   16,080         42,393

INTEREST EXPENSE             (103,872) (19,632)

Income before income taxes        371,899        1,269,590

PROVISION FOR INCOME TAXES        123,000        443,000

NET INCOME                   248,899        826,590

NET INCOME PER COMMON SHARE
Basic                        .06       .19
Diluted                      .05       .18

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING
Basic                        4,451,994 4,403,950
Diluted                      4,532,621 4,543,470

The accompanying notes are an integral part of these financial statements.



IMAGE SYSTEMS CORPORATION
Statements of Stockholders' Investment
For the Years Ended April 30, 1998 and 1997

         Common                Retained
         Stock
         Shares         Amount      Earnings     Total


BALANCE,4-30-96    4,333,222 963,976     1,514,051    2,478,027
Exercise of
stock options 18,125         18,438      0       18,438
Exercise of
stock warrants     100,000        120,000     0       120,000

Net income    0         0      826,590 826,590

BALANCE,4-30-97    4,451,347 1,102,414 2,340,641 3,443,055
Exercise of
stock options 1,250          1,875       0       1,875

Net income    0         0      248,899 248,899

BALANCE,4-30-98    4,452,597 1,104,289 2,589,540 3,693,829

The accompanying notes are an integral part of these financial statements.


IMAGE SYSTEMS CORPORATION
Statements of Cash Flows
For the Years Ended April 30

                        1998      1997
OPERATING ACTIVITIES:

Net income                   248,899        826,590
Adjustments to reconcile net income
    to net cash provided by
    (used for) operating activities-
Depreciation                 117,278        69,006
Deferred tax benefit              (99,000)  (65,000)
Change in operating items:
Accounts receivable               122,952        93,658
Inventories                  (824,512) (268,848)
Prepaid expenses and other        4,018          (10,234)
Income taxes receivable           (43,629)  0
Accounts payable and checks issued not
    yet presented for payment     (124,893) 207,182
Accrued expenses             22,095         51,406
Income taxes payable              (36,371)  (385,605)

Net cash provided by (used for)
operating activities              (613,163) 518,155

INVESTING ACTIVITES
Property and equipment additions  (159,838)      (1,801,346)

FINANCING ACTIVITIES:
Borrowings on line of credit      2,925,000 0
Repayments on line of credit      (2,615,000)    0
Proceeds from issuance of
    long-term debt           266,008        1,483,992
Repayments on long-term debt      (233,845) (539,131)
Exercise of stock options and warrants 1,875          138,438
Net cash provided by
    financing activites      344,038        1,083,299

Net decrease in cash              (428,963) (199,892)

CASH AND CASH EQUIVALENTS,        486,540        686,432
beginning of year

CASH AND CASH EQUIVALENTS end of year  57,577         486,540

SUPPLEMENTAL DISCLOSURES:
Interest paid                103,869        54,831
Income taxes paid            302,000        893,605

The accompanying notes are an integral part of these financial statements.


IMAGE SYSTEMS CORORATION
Notes to Financial Statements
April 30, 1998 and 1997


1.  Organization of Business and Significant Accounting Policies

Image Systems Corporation (the Company), a Minnesota corporation, designs, assembles and markets large, high-resolution computer monitors. All production and subassembly work is performed by subcontractors. Final assembly and quality assurance are performed by the Company. Sales of the Company's products are primarily in the domestic market.


CASH AND CASH EQUIVALENTS

Cash and cash equivalents are highly liquid investments with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value, and consist primarily of a short-term investment fund.


INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market and are summarized as follows:

                        1998      1997
Finished goods                    128,988        49,894
Work in process                   52,502         149,048
Components                   2,230,476 1,388,512
Total inventories            2,411,966 1,587,454


PROPERTY AND EQUIPMENT

During fiscal 1997, the Company terminated its building lease and constructed a new building that was occupied in February
1997.

Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the respective assets. Major repairs, refurbishments and improvements which significantly extend the useful lives of the related assets are capitalized. Maintenance and repairs, supplies and accessories are charged to expense as incurred. Depreciation is provided over the following useful lives:

Building           39 years
Furniture and fixtures       5-7 years
Production equipment         5-7 years


REVENUE RECOGNITION

The Company recognizes revenue when the product is shipped to the customer. The Company had no customers that accounted for more than 10% of net sales for the year ended April 30, 1998 and one customer that accounted for 12% of net sales for the year ended April 30, 1997.


RESEARCH AND DEVELOPMENT COSTS

The Company charges all research and development costs to operations in the period incurred.


WARRANTY COSTS

The Company warrants its products against defects in materials and workmanship under normal use and for service for one year. The reserve for warranty costs of $140,000 as of April 30, 1998 and 1997, has been established to cover estimated costs of warranty claims.


INCOME TAXES

The Company follows the liability method of accounting for income taxes, under which taxes are recorded for differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes based on enacted tax rates.


NET INOME PER SHARE

In fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No.128, "Earnings per Share." As a results, the Company's reported earnings per share (EPS) for fiscal 1997 was restated. SFAS No. 128 replaced primary EPS with basic EPS. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the year. Diluted EPS is computed by including dilutive common stock equivalents with the basic weighted average shares outstanding.

A reconciliation of the shares used in calculating EPS is as follows:



                        1998      1997

Weighted average common shares
    outstanding-basic        4,451,994 4,403,950
Dilutive effect of stock options  80,627         139,520
Weighted average common shares
    outstanding-diluted      4,532,621 4,543,470


FINANCIAL INSTRUMENTS

For most instruments, including receivables, accounts payable and accruals, the carrying amount approximates fair value as these instruments are short-term in nature. The fair values of the Company's long-term debt, based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities, approximates carrying value as of April 30, 1998 and April 30, 1997.


USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting preinciples requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.


CONCENTRATIONS OF CREDIT RISK

The Company typically sells its products to original equipment manufacturers and systems integrators. Credit risk with respect to trade receivables is generally spread across a number of customers with dispersion across different businesses and geogrpahic regions. As of April 30, 1998, two customers accounted for 25% of outstanding accounts receivable.


RECENT PRONOUNCEMENTS

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and will be adopted by the Company in fiscal year 1999. The statement requires business segment financial information be reported in the financial statements utilizing the management approach. The management approach is defined as the manner in which management organizes the segments within the organization for making operating decisions and assessing performance. Management believes that the adoption of SFAS No. 131 will not have a material impact on the financial statements or the disclosure contained therein.


2.  Revolving Credit Agreement and Long-Term Debt:

The Company has a $1,000,000 revolving credit agreement with a bank which expires in August 1998. Borrowings bear interest at the bank's reference rate (8.5% at April 30, 1998). Borrowings are collateralized by accounts receivable and inventory. At April 30, 1998, the Company had a balance of $310,000 outstanding under the line of credit. The Company had no borrowings outstanding under this credit agreement as of April 30, 1997.

At April 30, 1998, the Company had a balance of $986,155 outstanding under a note payable to a bank, with interest at 9.0% through April 30, 2002. Beginning on May 1, 2002 the interest rate will be adjusted to the bank's then-current reference rate plus .5%. The rate determined on May 1, 2002 will be in effect through the remainder of the agreement. Payments on the note are due in monthly installments of $11,082 through April 1, 2007. Any remaining balance will be due on May 1, 2007. The note is collateralized by the building and land.

The schedule aggregrate annual maturities under the note payable as of April 30, 1998 are as follows:


1999                        $     44,823

2000                         48,863

2001                         53,738

2002                         58,854

2003                         64,170

Thereafter                   715,707

 Total                       986,155


3.  Income Taxes

The provision for income taxes for the yers ended April 30 is summarized as follows:



                   1998      1997

Current:

Federal                 208,500        468,000

State                   13,500         40,000

Total Current           222,000        508,000

Deferred tax benefit         (99,000)  (65,000)

Total provision              123,000        443,000


The Company had net deferred tax assets of $197,825 and $98,825 as of April 30, 1998 and 1997, respectively. Deferred income taxes are the result of provisions of the tax laws that either permit or require certain items of income or expense to be reported for tax purposes in different periods than in which they are reported for financial reporting. Deferred tax assets primarily relate to the tax effect of temporary differences related to reserves and accruals.

The difference between the federal statutory income tax rate and the Company's effective tax rate for the years ended April 30 was as follows:

                             1998 1997

Federal statutory rate                 34%  34%

State income taxes, net of federal benefit  2    2

Research and development tax credits        (3)  (1)

                             33%  35%


4.  Commitments and Contingencies:

STOCK OPTIONS

The Company has a stock option plan under which 400,000 common shares are reserved for grant as either nonqualified or incentive stock options to officers, directors and key employees. As of April 30, 1998, 151,250 of the reserved common shares are available for future grant. The options expire, if not exercised, six years after the date of grant. The weighted average fair value of option grants was $2.23 and $2.62 for 1998 and 1997, respectively. Options outstanding at April 30, 1998 have a weighted average remaining contractual life of 3.3 years. A summary of plan activity is as follows:


                                  Weighted
                                  Average
              Options        Price Per Exercise
              Outstanding    Share          Price
April 30, 1996          252,500        $1.00-$2.63    $1.47
Granted            60,000         3.50      3.50
Exercised          (18,125)  1.00-1.50 1.02
Forfeited or canceled   (50,000)  1.00-1.50 1.45

April 30, 1997          244,375        1.00-3.50 2.01
Granted            95,000         2.25-4.19 3.62
Exercised          (1,250)        1.50      1.50
Forfeited or canceled   (116,250) 1.00-4.19 2.29

April 30, 1998          221,875        $1.00-$4.13    $2.55
Options exercisable at
April 30, 1998          114,375        $1.38-$3.50    $2.03

The Company's stock options are accounted for under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation costs for these plans been determined under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts:



                   1998      1997

Net income:

As reported             248,899        826,590
Pro forma               174,365        797,776

Basic earnings per common share:
As reported             .06       .19
Pro forma               .04       .18

Diluted earnings per common share:
As reported             .05       .18
Pro forma               .04       .18


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions summarized below:


                   1998      1997

Risk-free interest rates     5.54%-6.07%    6.34%-6.74%

Expected life of options
granted                 5 years        5 years

Expected volatility of options
granted                 70.26%         92.96%

Expected dividend yield      None      None



In connection with its public offering, August 1991, the Company issued warrants to purchase 100,000 shares of the Company's common stock to an underwriter, which were exercised in September 1996 at $1.20 per share.


OPERATING LEASES

The Company leased its former facility through February 1997 and currently leases certain equipment under operating leases. A majority of these leases require the Company to pay maintenance, insurance, taxes and other expenses in addition to minimum annual rent. Rent expense was $13,300 in 1998 and $115,000 in 1997. Minimum rental commitments under noncancelable operating leases at April 30, 1998 are as follows:

1999                    $13,300

2000                    11,600

2001                    8,200

2002                    7,500

Total                   $40,600


LITIGATION

The Company is a party to ongoing legal and tax proceedings arising in the ordinary course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or its cash flows.


5.  Employee Benefit Plan:

The Company has a 401(k) plan under which eligible employees can make voluntary contributions of up to 15% of their compensation.
There were no contributions to this plan made by the Company in 1998 or 1997.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are:

Name                    Age  Position

Dean Scheff             66   President/Director

Diana Scheff            58   Secretary/Director

Marta Scheff Volbrecht       38   Vice President/Director

Laura Sorensen               38   Director

David Sorensen               37   Vice President/Director

Steven Volbrecht        39   Director

Dr. Frederick R. Olson            Director

Hilding Nelson                    Director

The directors of the Company are elected annually by the shareholders for a term of one year or until their successors are elected and qualified.

Dean Scheff.  President and Director.  He has a B.A. in
Economics from the University of Minnesota. Mr. Scheff was the founder of CPT Corporation and its CEO from 1971 to January, 1988, and the Chairman of its Board until January, 1990. He was a founder of the Company in September, 1988.

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

David Sorensen. Vice President/Director. Mr. Sorensen has a B.S.M.E. in Mechanical Engineering from the University of Minnesota, and a MBA from University of St. Thomas. He worked for Honeywell from graduation in 1983 to 1990 when Alliant Techsystems was spun off from Honeywell. He was employed by Alliant Techsystems as a Program Manager. He joined the Company on January 1, 1992, as Director of Manufacturing. During 1994 he took on the additional responsibilities as VP of Operations.

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

Hilding Nelson. Director. Mr. Nelson is retired and was previously Chairman of the Board of Kinnard Investments. Previously he was Acting President and CEO of Petfood Warehouse and a member of its Board of Directors; Chairman, President and CEO of Greater Midwest Leasing and Car City, Inc.; President and CEO of Lund International and a member of its Board of Directors; President and CEO of Multaplex/Prestige Electronics Corporation and a member of its Board of Directors.

Diana Scheff is the wife of Dean Scheff.  Marta Scheff
Volbrecht and Laura Sorensen are the children of Dean and Diana
Scheff. David Sorensen is the husband of Laura Sorensen, and Steven Volbrecht is the husband of Marta Scheff Volbrecht.


ITEM 10.EXECUTIVE COMPENSATION

During the year ended April 30, 1998 the President, a Vice President and no employee received compensation in excess of $100,000. Marta Scheff Volbrecht received total compensation of $124,571 which consists of a salary of $35,031 plus commissions of $89,540. The aggregate amount of compensation received by all executive officers as a group (6 persons) totaled $391,698.

Dean Scheff, the President and CEO of the Company received a salary of $86,500 plus commissions of $12,605 for the fiscal year ended April 30, 1997. For the year ended April 30, 1998 Dean Scheff's salary was $97,308 plus sales commissions of $12,426.

On May 1, 1994 Image Systems implemented a 401K and a Flexible
Benefits Plan for its employees. The Company has not contributed to these plans. Image Systems had no long term compensation or other compensation plans.


ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
    AND MANAGEMENT

The following table sets forth as of June 30, 1998, the beneficial ownership of each person known by the Company to own beneficially 5% or more of the Company's outstanding shares of Common Stock, of each director of the Company, and of all officers and directors as a group. Except as otherwise indicated, all persons indicated have sole voting and dispositive power over such share







                     Number  Percent
Name                      of Shares    of Class


Dean Scheff  (1)         748,185(2)    16.8

Diana Scheff (1)         792,685(2)    17.8

Laura Sorensen (1)       628,785  14.1

Marta Volbrecht (1)           627,985  14.1

David Sorensen (2)       -        -

Steven Volbrecht (2)          -        -

All officers and directors    2,797,640     62.8
as a group (6 persons)


(1) The address of such person is 6103 Blue Circle Drive,
Minnetonka, Minnesota, 55343.

(2) Does not include shares beneficially owned by spouse. Each person disclaims beneficial ownership of shares owned by their spouse.


ITEM 12.CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

None.


PART IV


ITEM 13.EXHIBITS LIST AND REPORTS ON FORM 8-K

(a) Exhibits

3.1 Articles of Incorporation of the Registrant. (Incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form S-18, File No. 33-4259C.)

3.2 By-Laws of the Registrant. (Incorporated herein by reference to Exhibit 3.2 to Registration Statement on Form
S-18, as amended, File No. 33-4259C.)

(b) Reports on Form 8-K

None filed for the quarter ended April 30, 1998.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGE SYSTEMS CORPORATION

Dated:  July 28, 1998        By /S/____________________________

                   Dean Scheff, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures                 Title       Date


/S/_______________________ Director and President     7-28-98
Dean Scheff           (Principal Executive,
                 Accounting and Financial
                 Officer)

/S/________________________Director and Secretary     7-28-98
Diana Scheff


/S/________________________Director and Vice President  7-28-98
Marta Volbrecht


/S/________________________Director              7-28-98
Laura Sorensen


/S/________________________Director and Vice President     7-28-98
David Sorensen


/S/________________________Director              7-28-98
Steve Volbrecht


/S/________________________Director              7-28-98
Dr. Frederick R. Olson


/S/________________________Director              7-28-98
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