Form 10QSB
period 1998-07-31
IMAGE SYSTEMS CORPORATION
filed 1998-09-15
CIK 49852

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549
FORM 10-QSB


(Mark One)

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 1998

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

    As of September 1, 1998, there were 4,452,597 shares of Common Stock, no par value per share, outstanding.



Item 1.  FINANCIAL STATEMENTS
IMAGE SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS
July 31, 1998 and July 31, 1997
(Unaudited)

1. ORGANIZATION AND ACCOUNTING POLICIES:

The unaudited interim financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The operating results for the three months ended July 31, 1998 are not necessarily indicative of the operating results to be expected for the full fiscal year.
These statements should be read in conjunction with the Company's most recent audited financial statements dated April 30, 1998.

2.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options using the treasury stock method. The denominator is not affected if there is a loss during the period. The components of the earnings per share denomnator are as follows:

                        For the Quarter Ending
                         July 31,   July 31,
                          1998       1997

Weighted average common shares
outstanding for basic earnings per share4,452,597     4,451,347

Weighted average common shares issuable
under the exercise of options            --      114,112

Shares used in diluted earnings per
share                        4,452,597 4,565,459


3.  RECENT PRONOUNCEMENTS

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way the public business enterprises report information about operating segments in annual financial statements and will be adopted by the Company in fiscal year 1999. The statement requires business segment financial information be reported in the financial statements utilizing the management approach. The management approach is defined as the manner in which management organizes the segments within the organization for making operating decisions and assessing performance. Management believes that the adoption of SFAS No. 131 will not have a material impact on the financial statements or the disclosures contained therein.



Part 1. FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
IMAGE SYSTEMS CORPORATION
BALANCE SHEETS

                        7-31-98        4-30-98
                        (Unaudited)    (Unaudited)
ASSETS:

Current Assets
    Cash                87,363         57,577
    Account receivable, net       918,263        1,068,286
    Inventory           2,164,256 2,411,966
    Prepaid expenses         24,086         12,448
    Income tax receivable         45,427         43,629
    Deferred tax asset       197,825        197,825
         Total current assets     3,437,220 3,791,731


Property and Equipment
    Land                396,043        396,043
    Building            1,310,062 1,310,062
    Furniture and fixtures        227,669        227,669
    Production equipment          308,965        308,965
    Less accumulated depreciation (349,344) (319,644)
         Net property
         and equipment       1,893,395 1,923,095

                        5,330,615 5,714,826



LIABILITES AND STOCKHOLDERS INVESTMENT:

Current Liabilities
    Accounts payable         270,099        373,034
    Accrued liabilities      394,763        351,808
    Line of credit           0         310,000
    Current maturities of
    long-term debt           45,850         44,823
         Total current
         liabilities         710,712        1,079,665

Long-Term Debt, less current maturities     929,412        941,332
         Total liabilities   1,640,124 2,020,997



STOCKHOLDERS' INVESTMENT
    Undesignated stock, 5,000,000
    shares authorized; no shares
    issued andoutstanding         0         0

    Common stock, no par value,
    5,000,000 shares authorized;
    4,452,597 issued and
    outstanding respectively 1,104,289 1,104,289
    Retained earnings        2,586,202 2,589,540
         Total stockholders'
         investment          3,690,491 3,693,829

                        5,330,615 5,714,826

See accompanying notes to financial statements.



IMAGE SYSTEMS CORPORATION
STATEMENTS OF OPERATION
(UNAUDITED)

                        For the First Qtr Ended

                        7-31-98        7-31-97

NET SALES                    1,464,022 2,123,336
COST OF PRODUCTS SOLD             1,002,371 1,362,562
    Gross profit             461,651        760,774

OPERATING EXPENSES:
    Product development      162,326        170,800
    Selling                  160,341        197,050
    Administrative           118,963        121,193
         Total operating expenses441,630         489,043
         Operating income    20,021         271,731

INTEREST INCOME                   23        10,706
INTEREST EXPENSE             (25,180)  (27,291)
         Net income (loss) before
         income taxes        (5,136)        255,146

PROVISION FOR INCOME TAXES        1,798          (91,853)
NET INCOME (LOSS)            (3,338)        163,293
NET INCOME (LOSS) PER COMMON SHARE
    Basic                    0.00      0.04
    Diluted                  0.00      0.04

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING
    Basic                    4,452,597 4,451,347
    Diluted                  4,452,597 4,565,459

See accompanying notes to financial statements.



IMAGE SYSTEMS CORPORATION
STATEMENTS OF CASH FLOWS
UNAUDITED

                        For The First Qtr Ended
                        7-31-98        7-31-97

OPERATING ACTIVITES:

Net income                   (3,338)        163,293

Adjustments to reconcile net income to net
cash provided by operating acitivites:
Depreciation                 29,700         24,000

Change in operating items:
Accounts receivable               150,023        60,514
Invenotry                    247,710        (53,288)
Prepaid expenses             (11,638)  (7,014)
Accounts payable             (102,935) 94,208
Accrued liabilities               42,955         24,127
Income taxes payable              0         91,853
Income taxes receivable           (1,798)        0
Net cash provided by operating activities350,679 397,693

INVESTING ACTIVITIES
Buildings                    0         (8,514)
Furniture                    0         (18,596)
Net cash used for investing activities 0         (27,1100

FINANCING ACTIVITES:
Borrowings from bank line of credit    745,000        185,000
Repayments to bank line of credit (1,055,000)    (185,000)
Borrowings from bank real estate loan  0         266,008
Repayments to bank real estate loan    (10,893)  (203,570)

Net cash provided by (used for) financing
activities                   (320,893) 62,438
Net increase in cash              29,786         433,021

CASH AT BEGINNING OF PERIOD       57,577         486,540

CASH AT END OF PERIOD             87,363         919,561

SUPPLEMENTAL DISCLOSURES:
Interest paid                22,836         26,313
Taxes paid                   0         0


See accompanying notes to financial statements.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein are forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 that involve a number of risks and uncertainities. Such forward-looking information may be indicated by words such as will, may be, expects or anticipates. In addition to the factors discussed herein, among the other factors that could cause actual results to differ materially are the following: business conditions and growth in the personal computer industry and the general economy; competitive factors such as rival computer and peripheral product sellers and price pressures; availability of vendor products at reasonable prices; inventory risks due to shifts in market demand; and risks presented from time to time in reports filed by the Company with the Securities and Exchange Commission, including but not limited to the annual report on Form 10KSB for the year ended April 30, 1998.

The Company was formed on September 1, 1988 to design, assemble and market high resolution monitors for use with computers.


RESULTS OF OPERATIONS
Three Months Ended July 31, 1998 Versus July 31, 1997

Net sales for the three months ended July 31, 1998 decreased $659,314 or 31.1% compared to the quarter ended July 31, 1997. The primary reason for the decrease is the decline in orders which resulted in a lower level of units sold. This decline is attributable to additional market competition, a reduction of shipments to the Asian market, customers requesting delayed delivery dates, and to the decline in flat panel prices. Compared to the first quarter, he order level has recently increased and the Company is anticipating higher sales for the second quarter.

Gross profit decreased $299,123 or 39.3% for the quarter ended July 31, 1998 compared to the quarter ended July 31, 1997. The gross profit percentage decreased from 35.8% to 31.5%. The decrease in gross profit is a result of lower levels of production due to a decline in monitors sold and to the fixed nature of overhead expenses.

For the quarter ended July 31, 1998 product research and development expenses decreased $8,474 or 5.0% compared to the quarter ended July 31, 1997. The decrease is due to fewer inventory items used in the development process. The research activity is concentrating on:

1.  Developing a new M20L monitor.

2. Researching a new board to give maximum focus with use of a micro controller.

3. Researching a power supply unit to meet higher medical standards.

4.  Researching a higher image quality CRT.

Selling expenses for the quarter ended July 31, 1998 decreased $36,709 or 18.6% compared to the quarter ended July 31, 1997. The decrease is primarily due to a decrease in commissions because of a lower sales volume and a decrease in marketing and travel expenses.

Administrative expenses decreased $2,230 or 1.8% for the quarter ended July 31, 1998 compared to the quarter ended July 31, 1997.
 Reduced public relations expense is the primary reason for the decrease.

Interest income decreased from $10,706 for the quarter ended July 31, 1997 to $23 for the quarter ended July 31, 1998. Cash used for the new building, equipment, and inventory has depleted the excess cash in the government trust account resulting in decreased interest income.

For the quarter ended July 31, 1998 interest expense decreased
$2,111 or 7.7% compared to the quarter ended July 31, 1997. The decrease is due primarily to the decrease in the real estate loan for financing the new building.

The provision for income taxes decreased $93,651 for the quarter ended July 31, 1998 compared to the quarter ended July 31, 1997.
 The decrease is due to the decrease in net income before taxes.


Liquidity and Capital Resources

Cash provided by operating activities totaled $350,679 for the quarter ended July 31, 1998 compared to $397,693 cash provided for the quarter ended July 31, 1997. Cash provided by a reduction in accounts receivable and inventory was offset by the cash used for accounts payable, income taxes payable, and net income.

No cash was used for investing activities during the quarter ended July 31, 1998 compared to $27,110 cash used for the quarter ended July 31, 1997. The $27,110 was used for the final completion of the new building, production equipment, and office furniture.

Cash used for financing activities totaled $320,893 for the quarter ended July 31, 1998 compared to $62,438 cash provided for the quarter ended July 31, 1997. The $320,893 is due primarily to $310,000 used to pay the balance of the bank line of credit. The $62,438 was cash provided by the bank real estate loan to pay for the final construction of the new building.

The Company's primary source of liquidity at July 31, 1998 is cash of $87,363, the bank line of credit of $1,000,000 (of which $1,000,000 is available), and the option to add to the bank term loan to purchase capital equipment to meet production and research needs. The bank line of credit was renewed on August 25, 1998 for one year. The capital equipment term loan, which matures on June 14, 2001, has not been utilized. The Company believes that cash, cash from operations, the bank line of credit, and existing bank loans will be adequate to meet the anticipated short term liquidity and capital resource requirements of its business.


Year 2000

The Company is in the process of modifying its computer systems to accommodate the year 2000 and currently expects to complete this modification sufficiently in advance of the year 2000 so as not to adversely affect its operations. The Company does not expect to incur significant costs in connection with these year 2000 modifications.


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



By:  /S/

Dean Scheff, Chief Executive Officer
And Chief Financial Officer
(Principal Executive Officer and

Officer)

Dated September 11, 1998