Form 10QSB
period 1998-10-31
IMAGE SYSTEMS CORPORATION
filed 1998-12-22
CIK 49852

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-QSB


(Mark One)

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1998

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

    As of December 1, 1998, there were 4,452,597 shares of Common Stock, no par value per share, outstanding.

Part 1.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS


IMAGE SYSTEMS CORPORATION
BALANCE SHEETS

                        10-31-98  4-30-98
ASSETS                       (Unaudited)    (Audited)
CURRENT ASSETS:
Cash                         245,195        57,577
Accounts receivable, net          968,330        1,068,286
Inventory                    2,194,253 2,411,966
Prepaid expenses             30,447         12,448
Income tax receivable             8,391          43,629
Deferred tax asset           101,454        197,825

Total current assets              3,548,070 3,791,731

PROPERTY AND EQUIPMENT:
Land                         396,043        396,043
Building                1,310,062 1,310,062
Furniture and fixtures            227,669        227,669
Production equipment              308,965        308,965

Less accumulated depreciation          (379,044) (319,644)

Net property and equipment        1,863,695 1,923,095

                        5,411,765 5,714,826


LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
Accounts payable             581,005        373,034
Accrued liabilities               383,849        351,808
Bank line of credit               5,000          310,000
Current maturities of long-term debt   65,051         44,823

Total current liabilities         1,034,905 1,079,665
LONG-TERM DEBT, less current maturities     699,319        941,332

Total liabilities            1,734,224 2,020,997

STOCKHOLERS' INVESTMENT:

Undesignated sotck, 5,000,000 shares
authorized; no shares issued and
outstanding                  --        --

Common stock, no par value, 5,000,000
shares  authorized; 4,452,597 issued
and outstanding respectively      1,104,289 1,104,289

Retained earnings            2,573,252 2,589,540

Total stockholders' investment         3,677,541 3,693,829

                        5,411,765 5,714,826

See Accompanying Notes to Financial Statements



IMAGE SYSTEMS CORPORATION
STATEMENT OF OPERATIONS
(Unaudited)

              For the Qtrs Ended   For the Six Mos Ended
              10-31-98 10-31-97    10-31-98  10-31-97


NET SALES          1,606,963 2,537,439   3,070,985  4,660,775
COST OF PRODUCTS SOLD   1,153,253 1,543,270   2,155,624  2,905,832

Gross Profit       453,710     994,169     915,361     1,754,943

OPERATING EXPENSES
Product development     183,335     182,110     345,661     352,910
Selling            151,654     249,326     311,995    446,376
Administrative          119,706     132,763     238,669    253,956

Total Operating Expenses454,695     564,199     896,325     1,053,242

Operating Income(Loss)  (985)       429,970     19,036      701,701

INTEREST INCOME         2,791       5,314         2,814     16,020
INTEREST EXPENSE   (21,349)  (23,656)    (46,529)   (50,947)

Net Income (Loss) Before

                                            \
Income Taxes       (19,543)  411,628     (24,679)   666,774

BENEFIT (PROVISION)
FOR INCOME TAXES   6,593       (148,187)   8,391  (240,040)

NET INCOME (LOSS)  (12,950)  263,441     (16,288)   426,734

BASIC NET INCOME (LOSS)
PER SHARE          0.00   0.06          0.00      0.10

DILUTED NET INCOME (LOSS)
PER SHARE          0.00   0.06          0.00      0.09

BASIC WEIGHTED AVERAGE
SHARES OUTSTANDING 4,452,597 4,451,456   4,452,597  4,451,401

DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING 4,452,597 4,566,666   4,452,597  4,556,062

See Accompanying Notes to Financial Statements



IMAGE SYSTEMS CORPORATION
STATEMENT OF CASH FLOWS
(Unaudited)

                        For the Six Months Ended

                        10-31-98  10-31-97

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                   (16,288)  426,734

Adjustments to reconcile net
income to net cash provided by
operating activities:

    Depreciation             59,400         48,000

Changes in current operating items:

    Accounts receivable      99,956           (345,566)

    Inventory           217,713          (1,125,393)

    Prepaid expenses         (17,999)  2,550

    Accounts payable         207,971        226,460

    Accrued liabilities      32,041         64,719

    Income taxes payable          -         123,040

    Income taxes receivable       35,238         -

    Deferred tax asset       96,371         -



Net cash provided by  (used for) operating
activities                   714,403        (579,456)

CASH FLOW FROM INVESTING ACTIVITES:

    Building            -         (53,514)

    Furniture and equipment       -         (76,214)

    Net cash used for investing
    activites           -         (129,728)

CASH FLOWS FROM FINANCING ACTIVITIES:

    Borrowings from bank
    line of credit           790,000        555,000

    Repayments to bank
    line of credit           (1,095,000)    (355,000)

    Borrowings from real
    estate loan              -         266,008

    Repayments to bank real
    estate loan              (221,785) (212,798)

    Exercise of stock options     -         1,875


Net cash provided by (used for) financing
activities                   (526,785) 255,085

Net increase  (decrease) in cash  187,618        (454,099)

CASH AT BEGINNING OF PERIOD       57,577         486,540

CASH AS END OF PERIOD             245,195        32,441

SUPPLEMENTAL CASH FLOW INFORMATION:

    Interest paid            45,170         50,330

    Taxes paid               -         117,000



See Accompanying Notes to Financial Statements



Item 1.  FINANCIAL STATEMENTS
IMAGE SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS
October 31, 1998 and October 31, 1997
(Unaudited)

1. ORGANIZATION AND ACCOUNTING POLICIES:

The unaudited interim financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The operating results for the six months ended October 31, 1998 are not necessarily indicative of the operating results to be expected for the full fiscal year.
These statements should be read in conjunction with the Company's most recent audited financial statements dated April 30, 1998.

2.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options using the treasury stock method. The denominator is not affected if there is a loss during the period. The components of the earnings per share denominator are as follows:

              Qrtr Ending         Six Mos Ending

              Oct 31,     Oct 31,      Oct 31,    Oct 31,
              1998        1997         1998       1997

Weighted average common
sharesoutstanding for
basic earnings per share4,452,597 4,451,456   4,452,597  4,451,401


Weighted average common
shares issuable
under the exercise of
options            --        115,210   --      114,661

Shares used in diluted
earnings per
share              4,452,597 4,566,666   4,452,597 4,566,062



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


RESULTS OF OPERATIONS
Three Months Ended October 31, 1998 Versus October 31, 1997

Net sales decreased 36.7% from $2,537,439 for the quarter ended October 31, 1997 to $1,606,963 for the quarter ended October 31, 1998. The primary reasons for the decrease are the sale of lower revenue monitors and the decline in orders which resulted in a lower quantity of units sold. This decline is attributable to additional market competition and to a reduction of shipments to overseas markets. During the second quarter the backlog of orders increased which will carry over to third and fourth quarter shipments.

Gross profit decreased 54.4% from $994,169 for the quarter ended October 31, 1997 to $453,710 for the quarter ended October 31, 1998. The gross profit percentage dropped from 39.2% to 28.2%. Fixed overhead expenses, higher material costs, and lower levels of production resulted in a lower gross profit.

Product research and development expenses only increased $1,225 or .7% for the quarter ended October 31, 1998 compared to the same quarter in 1997. The Company's research activity is concentrated on:

1.  Making geometric and focus improvements.
2.  Designing a new M21P chassis.
3. Evaluating suppliers for improved quality and material costs.
4. Implementing new packaging to improve shipping reliability and to reduce packaging costs.
5. Improving the reliability testing in the quality control area.
6.  Developing a ruggedized flat panel monitor.
7.  Developing a higher speed video amplifier.
8.  Developing a higher quality resolution and focus monitor.

Selling expenses for the quarter ended October 31, 1998 decreased $97,672 or 39.2% compared to the same quarter in 1997.
 The decrease is a result of lower salaries due to a decrease in sales personnel, decreased commissions because of the lower sales volume, and decreases in travel and marketing expenses.

For the three months ended October 31, 1998, administrative expenses decreased 9.8% or $13,057 compared to the same period ending October 31, 1997. The reason for this decrease is primarily a decline in public relations expense.

Interest income decreased $2,523 or 47.5% for the quarter ended October 31, 1998 compared to the same quarter ended in 1997. Excess cash used for inventory during the second quarter ended October 31, 1997 reduced the government trust account which resulted in lower interest income.

Interest expense decreased $2,307 or 9.8% for the three months ended October 31, 1998 compared to the three months ended
October 31, 1997. The decrease is primarily due to a decrease in our real estate loan for financing our building.

The provision for income taxes decreased $154,780 for the quarter ended October 31, 1998 compared to the quarter ended
October 31, 1997. The decrease is due to the decrease in net income before taxes.


Six Months Ended October 31, 1998 versus October 31, 1997

Net sales decreased 34.1% from $4,660,775 for the six months ended October 31, 1997 to $3,070,985 for the six months ended October 31, 1998. The primary reasons for the decrease are selling lower revenue monitors and selling a lower quantity of monitors.

Gross profit decreased 47.8% from $1,754,943 for the six months ended October 31, 1997 to $915,361 for the six months ended October 31, 1998. The decrease in gross profit is due to the fixed nature of overhead expenses, higher cost of materials and lower levels of production due to lower sales.

Product research and development expense for the six months ended October 31, 1998 decreased $7,249 or 2.1% over the comparable 1997 period. The decrease is due to fewer inventory items used in the development process.

Selling expenses decreased $134,381 or 30.1% for six months ended October 31, 1998 compared to the six months ended October 31, 1997. The decrease is a result of lower salaries due to a decrease in the sales personnel, a decrease in commissions because of the lower sales volume, and decreases in travel and marketing expenses.

Administrative expenses decreased $15,287 or 6.0% for the six months ended October 31, 1998 compared to the same period ended in 1997. The decrease is primarily due to the decrease in public relations expense.

Interest income decreased $13,206 or 82.4% for the six months ended October 31, 1998 compared to the six months ended October 31, 1997. Excess cash used for inventory during the second quarter ended October 31, 1997 has reduced cash in the government trust account causing interest income to decline.

Interest expense for the six months ended October 31, 1998 decreased $4,418 or 8.7% compared to the same period ended in 1997. The decrease is due to a decrease in our real estate loan.

The provision for income taxes decreased $248,431 for the six months ended October 31, 1998 compared to the six months ended
October 31, 1997. The decrease is due to the decrease in net income before taxes.


Liquidity and Capital Resources

Cash provided by operating activities totaled $714,403 for the six months ended October 31, 1998 compared to cash used for operating expenses totaling $579,456 for the same six months ending in 1997. Cash provided by decreases in inventory and accounts receivable were offset by cash used for the decrease in income.

No cash was used for investing activities during the six months ending October 31, 1998 compared to $129,728 used during the six months ended October 31, 1997. The $129,728 was used for office furniture, research and development equipment, production equipment, and the final completion of the new building.

Cash used in financing activities totaled $526,785 for the six months ended October 31, 1998 compared to the $255,085 provided by financing activities for the six months ended October 31, 1997. Cash used this year is primarily due to the $300,000 pay down of our bank line of credit and a $200,000 payment to reduce the building loan. Last year the $255,085 cash was provided by the real estate loan to pay for the final construction of the new building and by the bank line of credit to finance the increase in operating activities.

The Company's primary source of liquidity at October 31, 1998 is cash of $245,195 and the bank line of credit of $1,000,000 (of which $995,000 is available). The Company also has access to, but has not utilized, the bank term loan for equipment which matures June 14, 2001. The bank line of credit was renewed on August 25, 1998 for one year. The company believes that cash, cash from operations, the bank line of credit, and existing bank loans will be adequate to meet the anticipated short term liquidity and capital resource requirements of its business.


Year 2000

The Company has planned to replace the PC's which are not year 2000 compatable during July 1999. The Company has received verbal notification from its computer software vendor that the software is year 2000 compliant and is in the process of obtaining written confirmation. The Company does not expect to incur significant costs in connection with these year 2000 modifications.




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


Image systems Corporation
Registrant
By: /s/___________________________

Dean Scheff, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer and
Principal Financial Officer)



Dated December 10, 1998