Form 10QSB
period 1999-01-31
IMAGE SYSTEMS CORPORATION
filed 1999-03-12
CIK 49852

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549
FORM 10-QSB

(Mark One)
[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1999

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

    As of February 15, 1999, there were 4,452,597 shares of Common Stock, no par value per share, outstanding.


Part 1.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

IMAGE SYSTEMS CORPORATION
BALANCE SHEETS

                        January 31,    April 30,
                           1999          1998
ASSETS                       (Unaudited)    (Audited)
------                       -----------    ---------
CURRENT ASSETS:
  Cash                         $60,133   $57,577
  Accounts receivable, net        1,540,491 1,068,286
  Inventory                  2,062,510 2,411,966
  Prepaid expenses              25,899         12,448
  Income tax receivable               4,684    43,629
  Deferred tax asset                101,454   197,825
                        --------- ---------
    Total current assets          3,795,171 3,791,731
                        --------- ---------
PROPERTY AND EQUIPMENT:
  Land                         396,043   396,043
  Building                   1,310,062 1,310,062
  Furniture and fixtures            227,669   227,669
  Production equipment              308,965   308,965
  Less accumuluated depreciation  (408,744) (319,644)
                          ----------      ----------
    Net property and equipment    1,833,995 1,923,095
                             ----------      ----------
                          $5,629,166      $5,714,826
                          ==========      ==========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------
CURRENT LIABILITIES:
  Accounts payable            $467,552 $373,034
  Accured liabilities               467,631  351,808
  Bank line of credit               260,000  310,000
  Current maturities of long-term debt    66,895   44,823
                        ---------      ---------
    Total current liabilities     1,262,078      1,079,665

LONG-TERM DEBT                      682,351  941,332
                        ---------      ---------
    Total liabilities        1,944,429      2,020,997
                        ---------      ---------
STOCKHOLDERS' INVESTMENT:
Undesignated stock, 5,000,000 shares
  authorized; no shares issued and
  outstanding                     0           0
Common stock, no par value, 5,000,000
  shares authorized; 4,452,597 issued
  and outstanding respectively         1,104,289      1,104,289
Retained earnings            2,580,448      2,589,540
                          ----------     ----------
    Total stockholders' investment     3,684,737      3,693,829
                          ----------     ----------
                          $5,629,166     $5,714,826
                             ==========     ==========
See Accompanying Notes To Financial Statements


IMAGE SYSTEMS CORPORATION
STATEMENT OF OPERATIONS
(Unaudited)
                                For the Nine
              For the Qtrs Ended     Months Ended
                1-31-99   1-31-98     1-31-99     1-31-98
              ---------- ----------   ---------- ----------
NET SALES          $2,040,112 $2,071,159   $5,111,097 $6,731,934
COST OF PRODUCTS SOLD 1,512,504    1,438,731    3,668,128  4,344,563
              ---------- ----------   ---------- ----------
  Gross Profit          527,608      632,428    1,442,969  2,387,371

OPERATING EXPENSES
  Product development   175,869      202,358     521,530    555,268
  Selling          202,359    207,687  514,354    654,063
  Administrative   121,977      142,419     360,646    396,375
              ---------- ----------   ---------- ----------
  Total Operating
  Expenses         500,205      552,464    1,396,530  1,605,706
              ----------     ----------   ---------- ----------
   Operating Income      27,403       79,964      46,439    781,665

INTERST INCOME            1,592        19     4,406     16,039
INTEREST EXPENSE       (18,092)     (28,508)     (64,621)   (79,455)
              ----------     ----------  ----------- ----------
  Net Income (Loss)
  Before Income Taxes    10,903       51,475     (13,776)    718,249

BENEFIT (PROVISION) FOR
INCOME TAXES       (3,707)     (18,530)       4,684  (258,570)
              ----------     ----------   ---------- ----------
NET INCOME (LOSS)   $7,196      $32,945     ($9,092)   $459,679
              ==========     ==========   ========== ==========

BASIC NET INCOME
PER SHARE            $0.00        $0.01       $0.00      $0.10
              ==========     ==========   ========== ==========
DILUTED NET INCOME
PER SHARE            $0.00        $0.01       $0.00      $0.10
              ========== ==========   ========== ==========
BASIC WEIGHTED AVERAGE
SHARES OUTSTANDING    4,452,597    4,452,597    4,452,597  4,451,800
              ========== ==========   ========== ==========

DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING    4,452,597    4,506,636    4,452,597  4,546,254
              ========== ==========    ========= ==========

See Accompanying Notes To Financial Statements




IMAGE SYSTEMS CORPORATION
STATEMENT OF CASH FLOWS
(Unaudited)

                         For the Nine Months Ended
                         January 31,   January 31,
                           1999          1998
                        ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                   ($9,092)       459,679

  Adjustments to reconcile net income
  to cash from operating activities:
    Depreciation                 89,100        76,600
  Changes in current operating items:
    Accounts receivable       (472,205)     (167,602)
    Inventory                 349,456    (1,178,112)
    Prepaid expenses           (13,451)         7,879
    Accounts payable             94,518        87,711
    Accrued liabilties          115,823         88,197
    Income taxes payable                0    (43,430)
    Income taxes receivable           38,945          0
    Deferred tax asset           96,371          0
                        ----------   ------------
    Net cash provided by (used for)
    operating activities             289,465     (669,078)
                        ----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Buildings                       0     (63,514)
  Furniture and equipment additions         0     (93,384)
                        ----------   ------------
    Net cash used for
    investing acitvities               0    (156,898)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from bank line of credit  1,295,000 1,775,000
  Repayments to bank line of credit   (1,345,000)     (1,380,000)
  Borrowings from bank real estate loan          0      266,008
  Repayments to bank real estate loan  (236,909) (222,954)
  Exercise of stock options/warrants        0        1,875
                         -----------   -------------
    Net cash provided by (used for)
    financing activities          (286,909)   439,929
                         -----------   -------------
    Net increase(decrease) in cash         2,556       (386,047)

CASH AT BEGINNING OF PERIOD          57,577   486,540
                         -----------   -------------
CASH AT END OF PERIOD               $60,133        $100,493
                         ===========   =============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                     $66,277   $78,755
                         ===========   =============
  Taxes paid                        $0  $302,000
                         ===========   =============
See Accompanying Notes To Financial Statements



Item 1.  FINANCIAL STATEMENTS
IMAGE SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS
January 31, 1999 and January 31, 1998
(Unaudited)

1. ORGANIZATION AND ACCOUNTING POLICIES:
----------------------------------------
The unaudited interim financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The operating results for the nine months ended January 31, 1999 are not necessarily indicative of the operating results to be expected for the full fiscal year.
These statements should be read in conjunction with the Company's most recent audited financial statements dated April 30, 1998.

Certain amounts reflected in the nine months ended January 31, 1998 have been reclassified to conform to the nine months ended January 31, 1999. These reclassifications had no impact on previously reported net income or stockholders' investments.

2.  EARNINGS PER SHARE
----------------------
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options using the treasury stock method. The components of the earnings per share denominator are as follows:

              For the Qtrs Ending  For the 9 Mos Ending
              Jan. 31,   Jan. 31,   Jan. 31,   Jan. 31,
               1999       1998       1999       1998
               ---------- ---------- ----------- ---------
Weighted average
common shares outstanding
for basic earnings
per share               4,452,597  4,452,597  4,452,597  4,451,800

Weighted average common
shares issuable under the
exercise of options          0     54,039         0     94,454
                ---------- ---------- ---------- ----------
Shares used in diluted
earnings per share 4,452,597  4,506,636  4,452,597  4,546,254
                ========== ========== ========== ==========


3.  RECENT PRONOUNCEMENTS
-------------------------
SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way the public business enterprises report information about operating segments in annual financial statements. The statement requires business segments financial information be reported in the financial statements utilizing the management approach. The management approach is defined as the manner in which management organizes the segments within the organization for making operating decisions and assessing performance. The Company believes the adoption of SFAS No. 131 in its year end financial statements will have no impact on the reported disclosures.

In fiscal 1999 the Company adopted SFAS No.130, "Reprting Comprehensive Income." Statement No.130 establishes standards for reporting and display of comprehensive income and its components in financial statements; howerever, the adoption of this Statement had no impact on the Company's net income (loss) or shareholders' equity. Statement No. 130 requires minimum pension liability adjustments, unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. There were no differences between net income (loss) and comprehensive income for any periods presented in the accompanying financial statements.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein are forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 that involve a number of risks and uncertainties. Such forward-looking information may be indicated by words such as will, may be, expects or anticipates. In addition to the factors discussed herein, among the other factors that could cause actual results to differ materially are the following: business conditions and growth in the personal computer industry and the general economy; competitive factors such as rival computer and peripheral product sellers and price pressures; availability of vendor products at reasonable prices; inventory risks due to shifts in market demand; and risks presented from time to time in reports filed by the Company with the Securities and Exchange Commission, including but not limited to the annual report on Form 10KSB for the year ended April 30, 1998

The company was formed on September 1, 1988 to design, assemble and market high resolution monitors for use with computers.


RESULTS OF OPERATIONS
---------------------
Three Months Ended January 31, 1999 Versus January 31, 1998
-----------------------------------------------------------
Net sales for the three months ended January 31, 1999 decreased $31,047 or 1.5% compared to the three months ended January 31, 1998. Selling a lower quantity of monitors is the primary reason for the decrease. This decline is attributable to additional market competition and to a reduction of shipments to overseas markets.

Gross profit decreased $104,820 or 16.6% for the three months ended January 31, 1999 compared to the quarter ended January 31, 1998. The gross profit percentage decreased from 30.5% to 25.9%. Selling lower margin monitors and increased material costs resulted in the lower gross margin.

For the quarter ended January 31, 1999 product research and development expenses decreased $26,489 or 13.1% compared to the quarter ended January 31, 1998. Lower personnel expenses and using fewer inventory items are the reasons for the decrease.

Selling expenses for the quarter ended January 31, 1999 decreased $5,328 or 2.6% compared to the quarter ended January
31, 1998.  The decrease is due to a reduction of the sales staff.

Administrative expenses decreased $20,442 or 14.4% for the three months ended January 31, 1999 compared to the quarter ended
January 31, 1998. Relocation expense incurred in 1998 did not occur in 1999 which is the reason for the decrease.

Interest income increased from $19 for the quarter ended January
31, 1998 to $1,592 for the quarter ended January 31, 1999.
Excess cash available for the government trust account resulted in the interest income increase.

For the quarter ended January 31, 1999 interest expense decreased $10,416 or 36.5% compared to the three months ended January 31, 1998. Reduced use of the bank line of credit to finance inventory and the decrease in the real estate loan for financing the building are the reasons for the interest expense decrease.

The provision for income taxes decreased $14,823 for the three months ended January 31, 1999 compared to the three months ended
January 31, 1998. The decrease is due to the decrease in net income before taxes.


Nine Months Ended January 31, 1999 versus January 31, 1998
----------------------------------------------------------
Net sales for the nine months ended January 31, 1999 decreased $1,620,837 or 24.1% compared to the nine months ended January 31, 1998. The primary reason for the decrease is selling a lower quantity of monitors. This decline is attributable to additional market competition and to a reduction of shipments to overseas markets. To maintain product visibility the Company has displayed its product at the Radiological Society of North America tradeshow held in November 1998 and at the SPIE medical imaging conference in February 1999.

Gross profit decreased $944,402 or 39.6% for the nine months ended January 31, 1999 compared to the nine months ended January 31, 1998. The decrease is due to the sale of lower margin monitors, to lower levels of production, and to higher material costs.

Product research and development expenses for the nine months ended January 31, 1999 decreased $33,738 or 6.1% compared to the nine months ended January 31, 1998. The decrease is due to fewer inventory items used in the development process. The Company's research activity is concentrated on:

    1. Evaluating yokes and CRTs to improve supplier quality and reduce supplier costs.
    2. Working on video boards to improve image quality and arc protection.
    3. Improving the focus testing in the quality control area.
    4.  Evaluating new flat panels.
    5.  Improving reliability of monitor power supplies.
    6.  Implementing improved vertical focus on CRT boards.
    7.  Finalizing auto AC switching to meet UL regulations.

Selling expenses for the nine months ended January 31, 1999 decreased $139,709 or 21.4% compared to the nine months ended January 31, 1998. The decrease is a result of lower salaries due to a decrease in sales personnel, a decrease in commissions because of the lower sales volume, and decreases in travel and tradeshow expenses.

Administrative expenses decreased $35,729 or 9.0% for the nine months ended January 31, 1999 compared to the nine months ended
January 31, 1998. The decrease is due to the decrease in public relations and relocation expenses.

Interest income for the nine months ended January 31, 1999 decreased $11,633 or 72.5% compared to the nine months ended January 31, 1998. Excess cash used for inventory during fiscal 1998 reduced cash in the government trust account causing interest income to decline.

Interest expense for the nine months ended January 31, 1999 decreased $14,834 or 18.7% compared to the nine months ended January 31, 1998. Less usuage of the bank line of credit to finance inventory and the decrease in the real estate loan are the reasons for the decrease.

The provisions for income taxes decreased $263,254 for the nine months ended January 31, 1999 compared to the nine months ended
January 31, 1998. The decrease is due to the decrease in net income before taxes.


Liquidity and Capital Resources
-------------------------------
Cash provided by operating activites totaled $289,465 for the nine months ended January 31, 1999 compared to $669,078 used for operating activities for the nine months ended January 31, 1998.

Cash provided by decreases in income tax and inventory were partially offset by cash used for accounts receivable and by the decrease in net income.

No cash was used for investing activities for the nine months ended January 31, 1999 compared to $156,898 used during the nine months ended January 31, 1998. The $156,898 was used for office furniture, equipment, and the final completion of the new building.

Cash used for financing activities totaled $286,909 for the nine months ended January 31, 1999 compared to $439,929 provided by financing activities for the nine months ended January 31, 1998.
 Cash used in fiscal 1999 is primarily due to the $50,000 pay down of the bank line of credit and a $236,909 payment to reduce the real estate loan. In fiscal 1998 the $439,929 was provided by the real estate loan to pay for the final construction of the new building and by the bank line of credit to finance the increase in inventory.

The Company's primary source of liquidity at January 31, 1999 is cash of $60,133 and the bank line of credit of $1,000,000 (of which $740,000 is available). The Company also has access to, but has not utilized, the bank term loan for equipment which matures June 14, 2001. The bank line of credit was renewed on August 25, 1998 for one year. The Company believes that cash, cash from operations, the bank line of credit, and existing bank loans will be adequate to meet the anticipated short term liquidity and capital resource requirements for its business.


Year 2000
---------
The Company has analyzed its Management Information Systems and its Industrial Equipment Systems. The Company estimates a maximum payout of $50,000 to replace outdated computers and to be Y2K compliant. The Company is also surveying strategic suppliers to determine their Y2K compliance. Approximately 50% of strategic suppliers have been evaluated and no critical Y2K problems have been identified. The Company does not have any formal contingency plans as it believes all risks have been mitigated with the Year 2000 compliance plan.


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

Image Systems Corporation
Registrant

By:/s/
   ---------------------------------
Dean Scheff, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer and

Principal Financial Officer)

Dated March 8, 1999