Form 10KSB
period 1999-04-30
IMAGE SYSTEMS CORPORATION
filed 1999-07-30
CIK 49852

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549
FORM 10-KSB

[ X ]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended April 30, 1999

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

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

    The Issuer's revenues for the fiscal year ended April 30, 1999 were $7,215,227.

    As of July 15, 1999, 4,452,597 shares of the Issuer's
Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Issuer on such date (based on the low bid for such shares as reported by The Nasdaq Stock Market, Inc.) was $1,965,261. Such quotations represent interdealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions. For purposes of this computation, affiliates of the Issuer are deemed only to be the Issuer's officers and directors.


PART I

ITEM 1.  BUSINESS

Image Systems Corporation (the "Company") designs, develops, manufactures and markets large high bright high resolution monitors in both CRT and flat panel formats. The Company's monitors provide high brightness and high resolution which are needed in applications such as medical imaging, scientific analysis and image processing.

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

Secondary markets are Air Traffic Control (ATC) and ruggedized flat panel displays. ATC requires many of the same attributes as the medical marketplace; large size, high contrast and high resolution with the additional capability of sunlight readability. Ruggedized flat panels require all of the above plus MIL standards for shock and vibration.

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


Marketing

The Company's promotion strategy is to increase product and corporate name recognition through a variety of means, including: ongoing market research, advertising, product press releases, product reviews, listing in buyer's guides, magazine articles, distribution of printed materials, lead tracking, and internet site and trade shows. The Company believes that trade shows have provided the Company's products with significant exposure.

The Company's pricing strategy is to establish competitive pricing for products that are marketed and designed for the technologically sophisticated end of the product spectrum.
Early in the Company's development management determined that it would not be a mass producer of monitors. Rather it would produce monitors for smaller niche markets such as medical imaging, photo interpretation, simulation and sunlight readable monitors. Management believed that it would be difficult to compete on the basis of price in the mass market with the foreign manufacturers. The Company's monitors are priced from $1,795 to $10,000 retail. Industry accepted discounts are given to VARs, OEMs and Resellers. These are appropriate prices for customers who need to be cost effective in an industry that continues to be more and more sophisticated. This customer is looking for monitors that fit in between commodity products that are priced between $250 and $1,000 and are 12" to 19" in size.


Competition

The computer monitor industry is highly competitive.  The
Company's monitors compete with large, well-established companies such as Siemens and Barco, but they are generally more expensive. The Company also competes with Data Ray and Megascan, which provide large, high resolution monitors, but the Company's products are generally less expensive with comparable performance.

The Company has engaged in research and development since its inception. Research and development expenses were $734,884 in 1998 and $677,456 in 1999.


Products

The Company's gray scale monitors range in size from 9" to 24" in landscape mode. The 21" and the 24" are also available in portrait mode. Versions of these monitors operate between NTSC and 80kHz, from 48kHz to 108kHz and from 90kHz to 190kHz. Image Systems' High Resolution Multi-SweepTM (HRMSTM) circuitry enables the monitors to sweep these frequencies and display NTSC up to the high end of 5 million pixel images. However, pixel count alone is not sufficient and must be coupled with high brightness and high contrast.

The Company's newest products are ruggedized flat panels with high brightness and high contrast. Greyscale integrity is excellent and in non-ruggedized format is an ideal display for such areas as cath labs and surgical suites which have space constraints as well as high bright, high contrast requirements. The ruggedized version meets MIL Spec S-901D for shock and MIL-STD-167, type 1 for vibration.


Customers

The Company had no customers which accounted for 10% of net sales for the year ended April 30, 1998 and for the year ended
April 30, 1999.


Backlog

The dollar amount of the Company's backlog of orders considered to be firm at April 30, 1999 was approximately $800,000. The Company expects that nearly all orders considered to be firm at
 April 30, 1999, will be filled during the 2000 fiscal year. The Company does not believe that its backlog at anytime is necessarily indicative of annual sales. The business of the Company is not subject to significant seasonal variations.


Intellectual Property

Certain equipment, processes, information and knowledge generated by the Company and utilized in the manufacture of its products are regarded as proprietary by the Company and are believed to be protectable by applicable trade secret and unfair competition laws. The Company seeks to achieve protection almost entirely through such trade secret and unfair competition laws rather than through patents. The Company follows this policy to avoid public disclosure inherent in the application for and perfection of patents. In the absence of judicial determination, there can be no certainty as to the degree of protection afforded by the aforesaid practices of the Company in this regard.


Employees

As of May 1, 1999, the Company had 37 full time and 4 part time employees. None are represented by a labor union. The Company believes its employee relations are satisfactory.


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

There were no matters submitted to security holders during the quarter ended April 30, 1999


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

Fiscal year ended April 30, 1997  Low Bid      High Bid

Quarter ended July 31, 1996         $3 1/8          $4 1/8
Quarter ended October 31, 1996         3 1/4          3 7/8
Quarter ended January 31, 1997         3 5/8          3 7/8
Quarter ended April 30, 1997      3 7/16         4 1/4

Fiscal year ended April 30, 1998

Quarter ended July 31, 1997       2 1/4          4 1/8
Quarter ended October 31, 1997         2 5/8          4 1/4
Quarter ended January 31, 1998         2         3 1/4
Quarter ended April 30, 1998      1         6 5/16

Fiscal year ended April 30, 1999

Quarter ended July 31, 1998       1  1/2            4
Quarter ended October 31, 1998            5/8         1 5/8
Quarter ended January 31, 1999            5/8         1 1/2
Quarter ended April 30, 1999         3/4         2

The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain earnings for use in its operations and does not anticipate paying cash dividends in the foreseeable future. As of June 30, 1999 there were approximately 375 record holders of the Company's Common Stock.


ITEM  6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein are forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 that involve a number of risks and uncertainties. Such forward-looking information may be indicated by works such as will, may be, expects or anticipates. In addition to the factors discussed herein, among the other factors that could cause actual results to differ materially are the following: business conditions and growth in the personal computer industry and the general economy; competitive factors such as rival computer and periphal product sellers and price pressures; availability of vendor products at reasonable prices; inventory risks due to shifts in market demand; and risks presented from time to time in reports filed by the Company with the Securities and Exchange Commission.

The Company designs, assembles and markets high bright, high contrast monitors.


RESULTS OF OPERATIONS

Year Ended April 30, 1999 Versus April 30, 1998

Net sales for the year ended April 30, 1999 decreased $969,784 or 11.8% compared to the year ended April 30, 1998. Selling a lower quantity of monitors is the primary reason for the decline. The decline is attributable to additional market competition and to a reduction of shipments to overseas markets.
 To maintain product visibility the Company continues to display its products at several medical and air traffic control trade shows in the United States and Japan.

For the year ended April 30, 1999 gross profit decreased $506,954 or 19.6% compared to the year ended April 30, 1998. The gross profit percentage decreased from 31.6% to 28.8%. The decrease is due to selling lower margin monitors, to the fixed effect of overhead expenses, and to less efficient production levels.

Product development and research for the year ended April 30, 1999 decreased $57,428 or 7.8% compared to the year ended April 30, 1998. Lower personnel expenses, decreased travel expenses, and using fewer inventory items are the reasons for the decrease. The Company's research activity concentrates on creating a quality high bright, high resolution monitor on a cost effective basis.

The research process includes evaluation of image quality, focus, reliability, new product design, supplier quality and cost, astigmatism, shipment packaging, and government requirements.

Compared to the year ended April 30, 1998 selling expenses decreased $106,687 or 12.8% for the year ended April 30, 1999. The decrease is due to a reduction of the sales staff, reduced commissions due to lower sales, and decreases in travel and trade show expenses.

Administrative expenses for the year ended April 30, 1999 decreased $49,824 or 8.9% compared to the year ended April 30, 1998. Lower personnel expenses and reduced public relations and relocation expenses are the reasons for the decrease.

Interest income decreased from $16,080 to $5,289 for the year ended April 30, 1999 compared to the year ended April 30, 1998. Excess cash used for inventory during the second and third quarters for the fiscal year ended April 30, 1998 reduced cash in the government trust account causing interest income to decline.

For the year ended April 30, 1999 interest expense decreased $20,940 or 20.2% compared to the year ended April 30, 1998. Less usage of the bank line of credit to finance inventory and the decrease in the real estate loan are the reasons for the decrease in interest expense.

The provisions for the income taxes is $8,400 for the year ended April 30, 1999 compared to $123,000 for the year ended April 30, 1998. The decrease of $114,600 is due primarily to the decrease in net income before taxes and to the credit allowance for research and development expenses.


Liquidity and Capital Resources

Cash provided by operating activities totaled $756,628 for the year ended April 30, 1999 compared to $613,163 cash used by operating activities for the year ended April 30, 1998. Cash provided increased $1,369,791 due primarily to the change in cash provided by inventory totaling $1,315,133. The sales of flat panel monitors and reduced sales are the primary reasons for the inventory decrease.

Cash used for investing activities for the year ended April 30, 1999 totaled $18,150 compared to $159,838 cash used for the year ended April 30, 1998. The $18,150 was used for office furnitrue and production equipment.

Cash used for financing activities totaled $563,419 for the year ended April 30, 1999 compared to $344,038 cash provided for the year ended April 30, 1998. Cash provided by operating activities allowed the Company to repay the $310,000 bank line of credit and to reduce the bank building loan by $253,419.

The Company's primary source of liquidity at April 30, 1999 is cash of $232,636, the bank line of credit of $1,000,000 (of which $1,000,000 is available), and the option to add to the bank term loan to purchase capital equipment to meet production and research needs. The bank line of credit expries on August 25, 1999. The Company expects to renew this line of credit on the expiration date. The capital equipment term loan, which matures on June 14, 2001, has not been utilized. The company believes that cash, cash from operations, the bank line of credit, and existing bank loans will be adequate to meet the anticipated short term liquidity and capital resource requirements of its business.


Year 2000

The Company has analyzed its Management Information Systems and its Industrial Equipment Systems. The Company estimates a maximum payout of $50,000 to replace outdated computers and to be Y2K compliant. The Company is also surveying strategic suppliers to determine their Y2K compliance. Approximately 50% of strategic suppliers have been evaluated and no critical Y2K problems have been identified. The Company believes the risks associated with Y2K issues have ben mitigated with the Year 2000 compliance plan. The Company is evaluating contingency plans in the event the Y2K plan fails in any way.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS

                                  Page
Report of Independent Public Accountants         9
Balance Sheets as of April 30, 1999 and 1998          10
Statements of Operations for the Years Ended          11
     April 30, 1999 and 1998
Statements of Stockholders' Investment for the Years  12
     Ended April 30, 1999 and 1998
Statements of Cash Flows for the Years Ended          13
     April 30, 1999 and 1998
Notes to Financial Statements                    14-19

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange
Commission have been omitted as not required, not material or the information required has been included elsewhere in the financial statements and related notes.


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Image Systems Corporation:

We have audited the accompanying balance sheets of Image Systems Corporation (a Minnesota corporation) as of April 30, 1999 and 1998, and the related statements of operations, stockholders' investment and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and signficant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Image Systems Corporation as of April 30, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP
Minneapolis, Minnesota,
June 4, 1999


IMAGE SYSTEMS CORPORATION
Balance Sheets
As of April 30

ASSETS                       1999      1998

CURRENT ASSETS:
Cash and cash equivalents         $232,636  $57,577
Accounts receviable, net allowance
    for doubtful accounts of $60,000
    and $75,000              1,242,963 1,068,286
Inventories                  1,921,345 2,411,966
Prepaid expenses and other        21,215         12,448
Income taxes receivable           0         43,629
Deferred tax asset           177,025        197,825
Total current assets              3,595,184 3,791,731

PROPERTY AND EQUIPMENT:
Land                         396,043        396,043
Building                1,310,062 1,310,062
Furniture and fixtures            231,060        227,669
Production equipment              323,724        308,965
Less- Accumulated depreciation         (429,577) (319,644)
Net property and equipment        1,831,312 1,923,095

                        $5,426,496     $5,714,826

LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
Current maturities of long-term debt   $69,605        $44,823
Line of credit                    0         310,000
Accounts payable             413,065        373,034
Accrued expenses             425,591        351,808
Income taxes payable              80,642         0
Total current liabilities         988,903        1,079,665
LONG-TERM DEBT                    663,131        941,332
Total liabilities            1,652,034 2,020,997

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' INVESTMENT:
Undesignated stock, 5,000,000 shares
     authorized; none issued or
     outstanding             0         0
Common stock, no par
     value, 5,000,000 shares authorized;
     4,452,597  issued and outstanding 1,104,289 1,104,289
Retained earnings            2,670,173 2,589,540
Total stockholders' investment         3,774,462 3,693,829

                        $5,426,496     $5,714,826

The accompanying notes are an integral part of these balance sheets.


IMAGE SYSTEMS CORPORATION
Statement of Operations
For the Years Ended April 30

                   1999      1998

NET SALES               $7,215,227     $8,185,011

COST OF PRODUCTS SOLD        5,133,974 5,596,804

    Gross profit        2,081,253 2,588,207


OPERATING EXPENSES:
Product development          677,456        734,884
Selling                 725,104        831,791
Administrative               512,017        561,841
                   1,914,577 2,128,516

Operating income        166,676        459,691

INTEREST INCOME              5,289          16,080

INTEREST EXPENSE        (82,932)  (103,872)

Income before income taxes   89,033         371,899

PROVISION FOR INCOME TAXES   8,400          123,000

NET INCOME              $80,633        $248,899

NET INCOME PER COMMON SHARE:
Basic                   $.02      $.06
Diluted                 $.02      $.05

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING:
Basic                   4,452,597 4,451,994
Diluted                 4,453,628 4,532,621

The accompanying notes are an integral part of these financial statements.


IMAGE SYSTEMS CORPORATION
Statements of Stockholders' Investment
For the Years Ended April 30

              Common Stock         Retained
              Shares     Amount     Earnings   Total
BALANCE, April 30, 1997 4,451,347 $1,102,414 $2,340,641 $3,443,055
Exercise of stock
  options          1,250      1,875      0        1,875
Net income                         248,899    248,899

BALANCE, April 30, 1998 4,452,597  1,104,289  2,589,540  3,693,829
Net income                              80,633     80,633

BALANCE, April 30, 1999 4,452,597 $1,104,289 $2,670,173 $3,774,462

The accompanying notes are an integral part of these financial statements.



IMAGE SYTESM CORPORATION
Statements of Cash Flows
For the Years Ended April 30
                        1999      1998

OPERATING ACTIVITIES:
Net income                   $80,633        $248,899
Adjustments to reconcile net income to
    net cash provided by (used for)
    operating activities-
Depreciation                 109,933        117,278
Deferred tax benefit              20,800         (99,000)
Change in operating items:
Accounts receivable               (174,677) 122,952
Inventories                  490,621        (824,512)
Prepaid expenses and other        (8,767)        4,018
Income taxes receivable           43,629         (43,629)
Accounts payable             40,031         (124,893)
Accrued expenses             73,783         22,095
Income taxes payable              80,642         (36,371)
Net cash provided by (used for)
    operating activities          756,628        (613,163)

INVESTING ACTIVITES:
Property and equipment additions  (18,150)  (159,838)

FINANCING ACTIVITIES:
Borrowings on line of credit      1,735,000 2,925,000
Repayments on line of credit      (2,045,000)    (2,615,000)
Proceeds from issuance of long-term debt0        266,008
Repayments on long-term debt      (253,419) (233,845)
Exercise of stock options and warrants 0         1,875
Net cash provided by (used for)
    financing activites      (563,419) 344,038

Net change in cash and cash equivalents     175,059        (428,963)

CASH AND CASH EQUIVALENTS,
beginning of year            57,577         486,540

CASH AND CASH EQUIVALENTS,
end of year                  $232,636  $57,577

SUPPLEMENTAL DISCLOSURES:
Interest paid                $80,411        $103,869
Income taxes paid            $0        $302,000


The accompanying notes are an integral part of these financial statements.



IMAGE SYSTEMS CORORATION
Notes to Financial Statements
April 30, 1999 and 1998

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


CASH AND CASH EQUIVALENTS

The Company considers all short-term, highly liquid investments that are readily convertible into cash and have original maturities of three months or less to be cash equivalents.


INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market and are summarized as follows:

                   1999      1998
Finished goods               $130,556  $128,988
Work in process                26,137    52,502
Components                1,764,652       2,230,476
Total inventories        $1,921,345       2,411,966


PROPERTY AND EQUIPMENT

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

Building           39 years
Furniture and fixtures       5-7 years
Production equipment         5-7 years


REVENUE RECOGNITION

The Company recognizes revenue when the product is shipped to the customer. The Company had no customers that accounted for more than 10% of net sales for the years ended April 30, 1999 and 1998.


RESEARCH AND DEVELOPMENT COSTS

The Company charges all research and development costs to operations in the period incurred.


WARRANTY COSTS

The Company warrants its products against defects in materials and workmanship under normal use and for service of 18 months. The reserve for warranty costs of $160,000 and $140,000 as of April 30, 1999 and 1998, respectively, has been established to cover estimated costs of warranty claims.

INCOME TAXES

The Company follows the liability method of accounting for income taxes, under which taxes are recorded for differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes based on enacted tax rates.


NET INOME PER SHARE

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares outstanding during the year. Diluted EPS is computed by including dilutive common stock equivalents with the basic weighted average shares outstanding.

A reconciliation of the shares used in calculating EPS is as follows:
                        1999      1998

Weighted average common shares
    outstanding-basic        4,452,597 4,451,994
Dilutive effect of stock options  1,031          80,627
Weighted average common shares
    outstanding-diluted      4,453,628 4,532,621


FINANCIAL INSTRUMENTS

For most instruments, including receivables, accounts payable and accruals, the carrying amount approximates fair value as these inctruments are short-term in nature. The fair value of the Company's long-term debt, based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities, approximates carrying value as of April 30, 1999 and 1998.


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


CONCENTRATION OF CREDIT RISK

The Company typically sells its products to original equipment manufacturers and systems integrators. Credit risk with respect to trade receivables is generally spread across a number of customers with dispersion across different businesses and geographic regions. Two customers accounted for 33% of outstanding accounts receivable as of April 30, 1999, and two customers accounted for 25% of outstanding accounts receivable as of April 30, 1998.


RECENT PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display in the financial statements of total net income and the components of all other nonowner changes in equity, referred to as comprehensive income. The Company adopted SFAS No. 130 on May 1, 1998. There is no difference between the Company's net income reported and the comprehensive net income for SFAS No. 130 for the years presented.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. The statement requires business segment financial information to be reported in the financial statements utilizing the management approach. The management approach is defined as the manner in which management organizes the segments within the organization for making operating decisions and assessing performance. The Company adopted SFAS N. 131 in fiscal year 1999. The adoption of SFAS No. 131 had no impact on the financial statements or the disclosures contained therein, as there is only one reportable segment.


2.  Revolving Credit Agreement and Long-Term Debt:

The Company has a $1,000,000 revolving credit agreement with a bank which expires in August 1999. Borrowings bear interest at the bank's reference rate (8.25% at April 30, 1999). Borrowings are collateralized by accounts receivable and inventory. At April 30, 1999, the Company had no borrowings outstanding under the line of credit. The Company had borrowings of $310,000 outstanding under this credit agreement as of April 30, 1998.

At April 30, 1999, the Company had a balance of $732,736 outstanding under a note payable to a bank, with interest at 9.0% through April 30, 2002. Beginning on May 1, 2002 the interest rate will be adjusted to the bank's then-current reference rate plus .5%. The rate determined on May 1, 2002 will be in effect through the remainder of the agreement. Payments on the note are due in scheduled monthly installments of principal and interest through April 1, 2007. Any remaining balance will be due on May 1, 2007. The note is collateralized by the building and land. The Company elected to repay additional principal of $200,000 during fiscal year 1999.

The scheduled aggregate annual maturities under the note payable as of April 30, 1999 are as follows:

2000               $69,605
2001                76,384
2002                83,549
2003                91,434
2004                100,011
Thereafter          311,753
Total               732,736


3.  Income Taxes

The provision for income taxes for the years ended April 30 is summarized as follows:
                        1999      1998
Current provision (benefit):
Federal                      $(9,100)      $208,500
State                         (3,300)  13,500
Total Current                (12,400)       222,000
Deferred tax provision (benefit)   20,800          (99,000)
Total provision                    $8,400         $123,000

The Company had net deferred tax assets of $177,025 and $197,825 as of April 30, 1999 and 1998, respectively. Deferred income taxes are the result of provisions of the tax laws that either permit or require certain items of income or expense to be reported for tax purposes in different periods than those in which they are reported for financial reporting. Deferred tax assets primarily relate to the tax effect of temporary differences related to reserves and accruals.

The difference between the federal statutory income tax rate and the Company's effective tax rate for the years ended April 30 was as follows:
                             1999 1998

Federal statutory rate                 15%  34%
State income taxes, net of federal benefit   2    2
Research and development tax credits        (8)  (3)

                              9%  33%


4.  Commitments and Contingencies:

STOCK OPTIONS

The Company has a stock option plan under which 400,000 common shares are reserved for grant as either nonqualified or incentive stock options to officers, directors and key employees. As of April 30, 1999, 156,250 of the reserved common shares are available for future grant. The options expire, if not exercised, six years after the date of grant. The weighted average fair value of option grants was $0.56 and $2.23 for 1999 and 1998, respectively. Options outstanding at April 30, 1999 have a weighted average remaining contractual life of 3.4 years. A summary of plan activity is as follows:


                                  Weighted
                                  Average
              Options        Price Per Exercise
              Outstanding    Share          Price

April 30, 1997          244,375          $1.00-$3.50     $2.01
Granted            95,000         2.25-4.19 3.62
Exercised          (1,250)        1.50      1.50
Forfeited or canceled   (116,250) 1.00-4.19 2.29

April 30, 1998          221,875        1.00-4.13 2.55
Granted            65,000         1.00-1.06 1.01
Exercised          -         -         -
Forfeited or canceled   (70,000)  1.38-4.13 1.89

April 30, 1999          216,875          $1.00-$4.13     $2.30

Options exercisable at
April 30, 1999          100,725          $1.50-$4.13     $2.51

The Company's stock options are accounted for under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation costs for these plans been determined under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                        1999      1998
Net income:
As reported                  $80,633        $248,899
Pro forma                    10,504         174,365

Basic earnings per common share:
As reported                  $.02      $.06
Pro forma                     .00       .04

Diluted earnings per common share:
As reported                  $.02      $.05
Pro forma                     .00       .04


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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions summarized below:

                        1999      1998

Risk-free interest rates          4.57%-4.60%    5.54%-6.07%
Expected life of options granted  5 years        5 years
Expected volatility of options granted 60.53%         70.26%
Expected dividend yield           None      None


OPERATING LEASES

The Company leases certain equipment under operating leases. A majority of these leases require the Company to pay maintenance, insurance, taxes and other expenses in addition to minimum annual rent. Rent expense was $13,300 in 1999 and 1998. Minimum rental commitments under noncancelable operating leases at April 30, 1999 are as follows:

2000                    $11,600
2001                    8,200
2002                    7,500
Total                   $27,300


LITIGATION

The Company is a party to ongoing legal and tax proceedings arising in the ordinary course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or its cash flows.


5.  Employee Benefit Plan:

The Company has a 401(k) plan under which eligible employees can make voluntary contributions of up to 15% of their compensation.
The Company made no contributions to this plan in 1999 or 1998.



ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Form 8-K for change in accountants was filed July 20, 1999.


PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are:

Name                    Age  Position

Dean Scheff             67   President/Director
Diana Scheff            59   Secretary/Director
Marta Scheff Volbrecht       39   Vice President/Director
Laura Sorensen               39   Director
David Sorensen               38   Vice President/Director
Steven Volbrecht        40   Director
Dr. Frederick R. Olson            Director


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

     David Sorensen. Vice President/Director. Mr. Sorensen has a B.S.M.E. in Mechanical Engineering from the University of Minnesota, and a MBA from University of St. Thomas. He worked for Honeywell from 1983 to 1990 when Alliant Techsystems was spun off from Honeywell. He was employed by Alliant Techsystems as a Program Manager. He joined the Company on January 1, 1992, as Director of Manufacturing. During 1994 he took on the additional responsibilities as VP of Operations.

     Steven Volbrecht. Director. Mr. Volbrecht has a B.S.C.E. in Civil Engineering from the University of Minnesota. He was employed from 1982 to 1988 by Johnson Bros. Corporation as Project Manager, and from 1988 to 1991 as a Projuect Manager for Landwehr, Inc. In 1991 he rejoined Johnson Bros. as a Project Manager. He was employed by Hansen Thorp Pellinen Olson, Inc. as a Staff Engineer from 1996 to 1999. He is currently employed at Centex as a Land Development Manager.

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


ITEM 10. EXECUTIVE COMPENSATION

No executive or employee received compensation in excess of $100,000 during the year ended April 30, 1999. The total compensation received by all executive officers as a group (6 persons) totaled $331,195.

Dean Scheff, the President and CEO of the Company, received a salary of $90,485 and no commissions for the year ended April
30, 1999. For the year ended April 30, 1998 Dean Scheff's salary was $97,308 plus sales commissions of $12,426.

On May 1, 1994 Image Systems implemented a 401K and a Flexible
Benefits Plan for its employees. The Company has not contributed to these plans. Image Systems had no long term compensation or other compensation plans.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

The following table sets forth as of June 30, 1999, the beneficial ownership of each person known by the Company to own beneficially 5% or more of the Company's outstanding shares of Common Stock, of each director of the Company, and of all officers and directors as a group. Except as otherwise indicated, all persons indicated have sole voting and dispositive power over such share.

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

Form 8-K filed July 20, 1999.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGE SYSTEMS CORPORATION

Dated:  July 27, 1999        By /s/____________________________
                   Dean Scheff, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures    Title                    Date

/s/_____________Director and President      July 27, 1999
Dean Scheff   (Principal Executive,
         Accounting and Financial
         Officer)

/s/_____________Director and Secretary           July 27, 1999
Diana Scheff

/s/_____________Director and Vice President July 27, 1999
Marta Volbrecht

/s/_____________Director               July 27, 1999
Laura Sorensen

/s/_____________Director and Vice President July 27, 1999
David Sorensen

/s/_____________Director               July 27, 1999
Steve Volbrecht

/s/_____________Director                        July 27, 1999
Dr. Frederick R. Olson

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