Form 10QSB
period 1999-07-31
IMAGE SYSTEMS CORPORATION
filed 1999-09-10
CIK 49852

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-QSB

(Mark One)
[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 1999

OR

[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition prior from __________ to __________

Commission File No. 0 21245

Image Systems Corporation
(Exact Name of Small Business Issuer as Specified in its Charte

Minnesota                         41-1620497
(State or Other Jurisdiction      (I.R.S. Employer
of Incorporation or Organization) Identification No.)

6103 Blue Circle Drive, Minnetonka, Minnesota  55343
(Address of Principal Executive Offices)

(612) 935-1171
(Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

As of September 1, 1999, there were 4,452,597 shares of Common
Stock, no par value per share, outstanding.


Item 1.  FINANCIAL STATEMENTS
IMAGE SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS
July 31, 1999 and July 31, 1998
(Unaudited)

1. ORGANIZATION AND ACCOUNTING POLICIES:

The unaudited interim financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The operating results for the three months ended July 31, 1999 are not necessarily indicative of the operating results to be expected for the full fiscal year.
These statements should be read in conjunction with the Company's most recent audited financial statements dated April 30, 1999.

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

                        For the Quarter Ending
                         July 31, July 31,
                          1999       1998
Weighted average common shares
outstanding for basic earnings per share4,452,597     4,452,597

Weighted average common shares issuable
under the exercise of options           --            --

Shares used in diluted earnings per
share                        4,452,597 4,452,597

3.  RECENT PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS)No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display in the financial statements of total net income and the components of all other nonowner changes in equity, referred to as comprehensive income. The Company adopted SFAS No. 130 on May 1, 1998. There is no difference between the Company's net income reported and the comprehensive net income for SFAS No. 130 for the quarters presented.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way the public business enterprises report information about operating segments in annual financial statements and has been adopted by the Company in fiscal year 1999. The statement requires business segment financial information be reported in the financial statements utilizing the management approach. The management approach is defined as the manner in which management organizes the segments within the organization for making operating decisions and assessing performance. The adoption of SFAS No. 131 does not impact the financial statements or the disclosures contained therein.


Part 1.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
IMAGE SYSTEMS CORPORATION
BALANCE SHEETS

                        July 31,  April 30,
                        1999      1999
ASSETS                       (unaudited)    (Audited)

CURRENT ASSETS:
Cash                         $202,628  $232,636
Accounts receivable, net          1,069,291 1,242,963
Inventory                    1,748,939 1,921,345
Prepaid expenses             24,872         21,215
Deferred tax asset           177,025        177,025
Total current assets              3,222,755 3,595,184

PROPERTY AND EQUIPMENT:
Land                         396,043        396,043
Building                1,310,062 1,310,062
Furniture and fixtures            231,060        231,060
Production equipment              323,724        323,724
Less accumulated depreciation          (458,377) (429,577)
Net property and equipment        1,802,512 1,831,312

                        $5,025,267     $5,426,496

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
Accounts payable             186,529        413,065
Income taxes payable              75,068         80,642
Accrued liabilities               395,418        425,591
Current maturities of long-term debt   84,241         69,605
Total current liabilities         741,256        988,903
LONG-TERM DEBT, less current maturities     531,796        663,131
Total liabilities            1,273,052 1,652,034

STOCKHOLDERS' INVESTMENT:
Undesignated stock, 5,000,000 shares
    authorized; no shares issued
    and outstanding               0         0
Common stock, no par value, 5,000,000
    shares authorized 4,452,597
    issued and  outstanding
    respectively             1,104,289 1,104,289
Retained earnings            2,647,926 2,670,173
Total stockholders' investment         3,752,215 3,774,462

                        $5,025,267     $5,426,496

See Accompanying Notes To Financial Statements


IMAGE SYSTEMS CORPORATION
STATEMENT OF OPERATIONS
(Unaudited)

                        For the Three Months Ended
                        July 31,  July 31,
                        1999      1998

NET SALES                    $1,364,533     $1,464,022
COST OF PRODUCTS SOLD             942,568        1,002,371
Gross profit                 421,965        461,651

OPERATING EXPENSES
Product development               42,303         162,326
Selling                      177,014        160,341
Administrative                    116,421        118,963

Total operating expenses          435,738        441,630
Operating income (loss)           (13,773)  20,021

INTEREST INCOME                   2,525          23
INTEREST EXPENSE             (16,617)  (25,180)

Net (loss) before income taxes         (27,865)  (5,136)

BENEFIT FOR INCOME TAXES          5,618          1,798

NET (LOSS)                   ($22,247) ($3,338)

NET INCOME PER COMMON SHARE:
Basic                        $0.00          $0.00
Diluted                      $0.00          $0.00

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
Basic                        4,452,597 4,452,597
Diluted                      4,452,597 4,452,597

See Accompanying Notes To Financial Statements


IMAGE SYSTEMS CORORATION
STATEMENT OF CASH FLOWS
(Unaudited)

                        For the Three Months Ended
                        July 31,  July 31,
                        1999      1998
CASH FLOWS FROM
OPERATING ACTIVITES:
Net income                   ($22,247) ($3,338)

Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation                 28,800         29,700

Changes in current operating items:
Accounts receivable               173,672        150,023
Inventory                    172,406        247,710
Prepaid expenses             (3,657)        (11,638)
Accounts payable             (226,536) (113,185)
Accured liabilities               (30,173)  53,205
Income taxes payable              (5,574)        0
Income taxes receivable           0         (1,798)
Net cash provided by operating
acitivites                   86,691         350,679

CASH FLOWS FROM INVESTING ACTIVITES:
Building                0         0
Furniture and equipment additions 0         0
Net cash used for investing activities 0         0


CASH FLOWS FROM FINANCING ACTIVITES:
Borrowings from bank line of credit    50,000         745,000
Repayents to bank line of credit       (50,000)      (1,055,000)
Repayments og bank real estate loan    (116,699)       (10,893)
Net cash provided by (used for)
    financing activites        (116,699)      (320,893)

Net increase (decrease) in cash        (30,008)  29,786

CASH AT BEGINNING OF PERIOD       232,636        57,577

CASH AT END OF PERIOD             $202,628  $87,363

SUPPLEMENTAL DISCLOSURES:
Interest paid                $16,564        $22,836
Taxes paid                   $0        $0

See Accompanying Notes to Financial Statements


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein are forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 that involve a number of risks and uncertainities. Such forward-looking information may be indicated by words such as will, may be, expects or anticipates. In addition to the factors discussed herein, among the other factors that could cause actual results to differ materially are the following: business conditions and growth in the personal computer industry and the general economy; competitive factors such as rival computer and peripheral product sellers and price pressures; availability of vendor products at reasonable prices; inventory risks due to shifts in market demand; and risks presented from time to time in reports filed by the Company with the Securities and Exchange Commission, including but not limited to the annual report on Form 10KSB for the year ended April 30, 1999.

The Company was formed on September 1, 1988 to design, assemble and market high resolution monitors for use with computers.


RESULTS OF OPERATIONS

Three Months Ended July 31, 1999 Versus July 31, 1998

Net sales decreased $99,489 or 6.8% for the three months ended July 31, 1999 compared to the three months ended July 31, 1998. Selling a lower quantity of monitors is the reason for the decrease. To increase product visibility the Company displayed its products at the SCAR (Symposium for Computer Applications in Radiology) and the GovTechNet tradeshows during May and June of 1999.

For the three months ended July 31, 1999 gross profit decreased 8.6% or $39,686 compared to the quarter anded July 31, 1998.
The decline in monitors sold, which resulted in a lower cost of materials, is the primary reason for the decrease. The gross profit percentage decreased from 31.5% to 30.9%. The fixed cost of overhead expenses applied to a net sales decline is the reason for the gross profit percentage decrease.

Product research and develpment expenses for the quarter ended July 31, 1999 decreased $20,023 or 12.3% compared to the quarter ended July 31, 1998. The decrease is due to a reduction of the engineering staff. The research process included evaluation of reliability, grounding loops, focus, astigimatism, incoming CRTs, new video boards, new product design, circuitry and arc protection.

Selling expenses for the three months ended July 31, 1999 increased 10.4% or $16,673 compared to the three months ended
July 31, 1998. The increase is due to additional personnel and tradeshow expenses.

For the quarter ended July 31, 1999 administrative expenses decreased a minimal 2.1% or $2,542 compared to the quarter ended
July 31, 1998.

Interest income increased from $23 for the quarter ended July
31, 1998 to $2,525 for the quarter ended July 31, 1999. Excess cash available for the government trust account resulted in the interest income increase.

Interest expense decreased 34.0% or $8,563 for the three months ended July 31, 1999 compared to the three months ended July 31, 1998. The reasons for the interest expense decrease are the reduced use of the bank line of credit and the decrease in the bank real estate loan.

The benefit provision for the income tax refund for the quarter ended July 31, 1999 increased $3,820 compared to the quarter ended July 31, 1998. The refund increase is due to the increase in net loss before taxes.


Liquidity and Capital Resources

Cash provided by operating activities decreased from $350,679 for the three months ended July 31, 1998 to $86,692 cash provided for the three months ended July 31, 1999. The decrease primarily resulted from less cash provided by inventory and additional cash used for accounts payable and accrued liabilities.

No activity occurred in cash flows from investing activities for the quarters ended July 31, 1999 and July 31, 1998.

Cash used for financing activities decreased from $320,893 for the quarter ended July 31, 1998 to $116,699 cash used for the quarter ended July 31, 1999. A decrease of $310,000 used for the bank line of credit offset by $105,806 increase in cash used to reduce the bank real estate loan resulted in the net decrease of $204,194.

The Company's primary source of liquidity at July 31, 1999 is cash of $202,628, the bank line of credit (see below), and the second mortgage available on the real estate loan (see below). The bank line of credit was renewed for $500,000 on August 25, 1999 for one year. In addition the Company has the option to utilize a second martgage for $1,000,000 on the real estate loan. The capital equipment term loan, which had not been utilized, has been cancelled. The Company believes that cash, cash from operations, the bank line of credit and exisitng bank loans are adequate to meet the anticipated short term liquidity and capital resource requirements of its business.


Year 2000

The Company has analyzed its Management Information Systems and its Industrial Equipment Systems. To be Y2K compliant the Company estimates a maximum pay out of $20,000 to replace outdated computers and software. All the replacements are expected to be completed by mid October. Aproximately 70% of strategic suppliers have been evaluated and no critical Y2K problems have been identified. The Company expects to complete the strategic supplier evaluation by the end of October. Contingencies include identification of second sources and the selective addition of inventory of critical parts.


Part 2.  OTHER INFORMATION
Item 1.  LEGAL PROCEEDINGS

None

Item 2.  CHANGES IN SECURITIES

None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.  OTHER INFORMATION

None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Form 8-K filed on July 20, 1999 for change in accountants.


SIGNATURE

In accordance with the requirements of the Securities Exchange
Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Systems Corporation
Registrant

By:/s/
Dean Scheff, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer and

Principal Financial Officer)

Dated September 1, 1999