Form 10QSB/A
period 1999-07-31
IMAGE SYSTEMS CORPORATION
filed 1999-09-22
CIK 49852

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

See Accompanying Notes To Financial Statements



IMAGE SYSTEMS CORPORATION
STATEMENT OF OPERATIONS
(Unaudited)

                        For the Three Months Ended
                        July 31,  July 31,
                        1999      1998

NET SALES                    $1,364,533     $1,464,022
COST OF PRODUCTS SOLD             942,568        1,002,371
Gross profit                 421,965        461,651

OPERATING EXPENSES
Product development               142,303        162,326
Selling                      177,014        160,341
Administrative                    116,421        118,963

Total operating expenses          435,738        441,630
Operating income (loss)           (13,773)  20,021

INTEREST INCOME                   2,525          23
INTEREST EXPENSE             (16,617)  (25,180)

Net (loss) before income taxes         (27,865)  (5,136)

BENEFIT FOR INCOME TAXES          5,618          1,798

NET (LOSS)                   ($22,247) ($3,338)

NET INCOME PER COMMON SHARE:
Basic                        $0.00          $0.00
Diluted                      $0.00          $0.00

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
Basic                        4,452,597 4,452,597

Diluted                      4,452,597 4,452,597


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