Form 10QSB
period 1999-10-31
IMAGE SYSTEMS CORPORATION
filed 2000-01-11
CIK 49852

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-QSB

(Mark One)

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1999

OR

[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition prior from __________ to __________


Commission File No. 0 21245

Image Systems Corporation
-------------------------------------
(Exact Name of Small Business Issuer as Specified in its Charter)

Minnesota                         41-1620497
------------                 ---------------
(State or Other Jurisdiction      (I.R.S. Employer
of Incorporation or Organization) Identification No.)

6103 Blue Circle Drive, Minnetonka, Minnesota  55343
-----------------------------------------------------------------
(Address of Principal Executive Offices)

(612) 935-1171
------------------
(Issuer's Telephone Number, Including Area Code)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No   ____

    As of December 1, 1999, there were 4,452,597 shares of Common
Stock, no par value per share, outstanding.

Part 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS



IMAGE SYSTEMS CORPORATION
--------------------------

BALANCE SHEETS
---------------
                   October 31,         April 30,
                   1999           1999
                   ---------------          ---------
                   (Unaudited)         (Audited)

ASSETS
-----------
CURRENT ASSETS:
Cash                    $512,044       $232,636
Accounts receivable, net     904,651             1,242,963
Inventory               1,777,151      1,921,345
Prepaid expenses        31,198              21,215
Deferred tax asset      177,025             177,025
                   --------------      ---------
Total current assets         3,402,069      3,595,184
                   --------------      ---------

PROPERTY AND EQUIPMENT:
Land                    396,043             396,043
Building           1,310,062      1,310,062
Furniture and fixtures       246,011             231,060
Production equipment         323,724             323,724
Less accumulated depreciation     (487,577)      (429,577)
                   -------------       ----------
Net property and equipment   1,788,263      1,831,312
                   -------------       ----------
                   $5,190,332          $5,426,496
                   =============       ==========

LIABILITIES AND STOCKHOLDERS'
INVESTMENT
------------------------------
CURRENT LIABIITIES:
Current maturities of long-term debt
                   82,128              69,605
Accounts payable        385,731             413,065
Accrued expenses        373,716             425,591
Income taxes payable         76,405              80,642
                   -------------       ----------
Total current liabilities    917,980             988,903
LONG-TERM DEBT               515,351             663,131
                   -------------       ----------
Total liabilities       1,433,331      1,652,034
                   -------------       ----------
STOCKHOLDERS' INVESTMENT:
Undesignated stock, 5,000,000 shares
authorized; no shares issued and outstanding
                   --             --
Common stock, no par value, 5,000,000
shares authozied; 4,452,597 issued and
outstanding respectively     1,104,289      1,104,289
Retained earnings       2,652,712      2,670,173
                   -------------       ----------
Total stockholders' investment    3,757,001      3,774,462
                   -------------       ----------
                   $5,190,332          $5,426,496
                   =============       ==========
See Accompanying Notes to Financial Statements




IMAGE SYSTEMS CORPORATION
--------------------------
STATEMENT OF OPERATIONS
------------------------
(Unaudited)

         For the Quarters Ended   For the Six Months Ended
         October 31,October 31,   October 31,October 31,
         1999     1998  1999     1998
         ---------- -----------   ----------- ------------
NET SALES     $1,503,336 $1,606,963    $2,867,869  $3,070,985
COST OF PRODUCTS
SOLD          1,059,188  1,153,253     2,001,756   2,155,624
         ---------- -----------   ----------- -------------
Gross Profit  444,148      453,710     866,113       915,361

OPERATING EXPENSES
Product
  development 137,315      183,335     279,618       345,661
Selling       170,948      151,654     347,962       311,995
Administrative     119,406      119,706     235,827       238,669
         ---------- -----------   ----------- -------------
Total Operating
Expenses 427,669      454,695     863,407       896,325
         ---------- -----------   ----------- -------------
Operating Income16,479     (985)  2,706         19,036

INTERST INCOME     3,770        2,791  6,295         2,814

INTEREST EXPENSE(13,782)   (21,349)    (30,399)    (46,529)
         ---------- -----------   ----------- -------------
Net Income(Loss) Before
Income Taxes  6,467        (19,543)    (21,398)    (24,679)

BENEFIT (PROVISION) FOR
INCOME TAXES  (1,681)      6,593  3,937         8,391

         ---------- -----------   ----------- -------------
NET INCOME (LOSS)$4,786    ($12,950)   ($17,461)   ($16,288)
         ========== ===========   =========== =============
BASIC NET INCOME
PER SHARE     $0.00        $0.00  $0.00         $0.00
         ========== ===========   =========== =============
DILUTED NET INCOME
PER SHARE     $0.00        $0.00  $0.00         $0.00
         ========== ===========   =========== =============
BASIC WEIGHTED
AVERAGE SHARES
OUTSTANDING   4,452,597  4,452,597     4,452,597   4,452,597
         ========== ===========   =========== =============
DILUTED WEIGHTED
AVERAGE SHARES
OUTSTANDING   4,452,597  4,452,597     4,452,597   4,452,597
         ========== ===========   =========== =============
See Accompanying Notes To Financial Statements



CAPTION>

IMAGE SYSTEMS CORPORATION
--------------------------

STATEMENT OF CASH FLOWS
-----------------------
Unaudited

                   For the Six Months Ended
                   October 31,    October 31,
                   1999      1998
                   ---------------     ---------------

CASH FLOWS FROM OPERATING  ACTIVITIES:
Net (Loss)              ($17,461) ($16,288)
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation            58,000         59,400

Changes in current operating items:
Accounts receivable          338,312        99,956
Inventory               144,194        217,713
Prepaid expenses        (9,983)        (17,999)
Account payable              (27,334)  207,971
Accrued liabilities          (51,875)  32,041
Income taxes receivable      (4,237)        35,238
Deferred tax asset      0         96,371
                   -------------- --------------
Net cash provided by
operating activities         429,616        714,403
                   -------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Furniture and
equipment additions          (14,951)  0
                   --------------  --------------
Net cash used for
investing activities         (14,951)  0
                   -------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from bank
line of credit               90,000         790,000
Repayments to bank
line of credit               (90,000)  (1,095,000)
Repayments to bank
real estate loan        (135,257) (221,785)

                   -------------  ---------------
Net cash (used for)
financing activities         (135,257) (526,785)
                   -------------  ---------------
Net increase in cash         279,408        187,618

CASH AT BEGINNING OF PERIOD  232,636        57,577

                   -------------- ---------------
CASH AT END OF PERIOD        $512,044  $245,195

                   ============== ===============

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid           $31,265        $45,170
                   ============== ===============
Taxes paid              $0        $0
                   ============== ===============

See Accompanying Notes To Financial Statements


tem 1.  FINANCIAL STATEMENTS

IMAGE SYSTEMS CORPORATION
--------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
October 31, 1999 and October 31, 1998
-------------------------------------
(Unaudited)

1. ORGANIZATION AND ACCOUNTING POLICIES:

The unaudited interim financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The operating results for the six months ended October 31, 1999 are not necessarily indicative of the operating results to be expected for the full fiscal year.
These statements should be read in conjunction with the Company's most recent audited financial statements dated April 30, 1999.

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



              For the Quarter Ending  For the Six Months Ending
              Oct 31,     Oct 31,      Oct 31,   Oct 31,
              1999        1998         1999      1998

Weighted average
common shares
outstanding for basic
earnings per share 4,452,597 4,452,597   4,452,597     4,452,597
              --------------------------------------------
Weighted average common
shares issuable
under the exercise of
options            --         --         --          --
              --------------------------------------------
Shares used in diluted
earnings per share 4,452,597 4,4525,597  4,452,597    4,452,597

              ============================================

3.  RECENT PRONOUNCEMENTS

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


RESULTS OF OPERATIONS
---------------------
Three Months Ended October 31, 1999 Versus October 31, 1998
------------------------------------------------------------

Net sales for the quarter ended October 31, 1999 was $1,503,336 compared to net sales of $1,606,963 for the quarter ended October 31, 1998, resulting in a decrease of 6.4%. Selling a lower quantity of monitors is the reason for the decrease. During the last month of the second quarter ended October 31, 1999, the customer orders increased which created a backlog that will carry over into the next two quarters.

Gross profit decreased 2.1% from $453,710 for the quarter ended October 31, 1998 to $444,148 for the quarter ended October 31, 1999. The gross profit margin increased from 28.2% to 29.5%. Lower material costs resulted in a higher gross profit margin.

Product research and development expenses for the quarter ended October 31, 1999 decreased $46,020 or 25.1% compared to the same quarter ended in 1998. The decrease is due to a reduction in the engineering staff. The research and development department focused on projects including the evaluation of reliability, focus control, CRT quality, new video boards and new products.

Selling expenses for the three months ended October 31, 1999 increased $19,294 or 12.7% compared to the three months ended October 31, 1998. The increase is due to the addition of personnel to the sales department and increased travel expenses for customer visits.

For the quarter ended October 31, 1999, administrative expenses decreased from $119,706 to $119,406 compared to the quarter ended October 31, 1998. This decrease was a minimal $300.

Interest income increased from $2,791 for the quarter ended
October 31, 1998 to $3,770 for the same quarter ended in 1999.
The 35.1% increase is due to excess cash deposited into the government trust account.

Interest expense decreased $7,567 for the quarter ended October 31, 1999 compared to the quarter ended October 31, 1998. The decrease is due to the decline in the real estate loan used to finance the building and a decrease in using the bank line of credit.

Income taxes increased from a benefit of $6,593 for the quarter ended October 31, 1998 to a provision of $1,681 for the quarter ended October 31, 1999. The increase is due to an increase in net income before taxes.

Six Months Ended October 31, 1999 versus October 31, 1998
----------------------------------------------------------

Net sales decreased $203,116 or 6.6% from $3,070,985 for the six months ended October 31, 1998 to $2,867,869 for the same six months ended in 1999. The decrease is primarily due to a decline in the quantity of monitors sold.

For the six months ended October 31, 1999, gross profit decreased $49,248 or 5.4% compared to the same period ended in 1998. The gross profit margin increased from 29.8% to 30.2% which is primarily due to lower material costs.

Product research and development decreased $66,043 or 19.1% from $345,661 for the six months ended October 31, 1998 to $279,618 for the six months ended October 31, 1999. The decrease is due to a reduction in our engineering staff and a decrease in inventory use in the research and development department.

Selling expenses increased $35,967 from $311,995 for the six months ended October 31, 1998 to $347,962 for the six months ended October 31, 1999. The increase is due to additional tradeshow participation and the addition of personnel to our sales staff.

For the six months ended October 31, 1999, administrative expenses decreased a minimal $2,842 or 1.2% compared to the six months ended October 31, 1998.

Interest income increased $3,481 from $2,814 for the six months ended October 31, 1998 to $6,295 for the six months ended
October 31, 1999. The increase is due to interest gained from excess cash deposited into the government trust account.

Interest expense decreased $16,130 for the six months ended
October 31, 1999 compared to the six months ended October 31, 1998. The decrease is due to the decrease in the real estate loan and a decline in use of our bank line of credit.

The income tax benefit decreased $4,454 for the six months ended
October 31, 1999 compared to the six months ended OActober 31, 1998. The increase is due to an increase in net income before taxes.

Liquidity and Capital Resources
--------------------------------------

Cash provided by operating activities for the six months ended October 31, 1999 was $429,616 compared to $714,403 for the six months ended October 31, 1998. The decrease of $284,787 resulted primarily from a decrease in cash provided by inventory, accounts payable, accrued liabilities and deferred tax asset offset by an increase in cash provided by accounts receivable.

Cash used for investing activities for the six months ended
October 31, 1999 was $14,951, compared to no cash used for the six months ended October 31, 1998. $14,951 was used to purchase computer equipment needed for a year 2000 upgrade.

Cash used for financing activities decreased from $526,785 for the six months ended October 31, 1998 to $135,257 for the six months ended October 31, 1999. A decrease in use of the bank line of credit and the reduction of the building loan resulted in lower cash used for financing activities.

The Company's primary source of liquidity on October 31, 1999 is the cash of $512,044 and the bank line of credit. The bank line of credit was renewed for $500,000 on October 29, 1999 for one year. In addition, the Company has the option to utilize a second martgage for $1,000,000 on the real estate loan. The Company believes that cash, cash from operations, the bank line of credit and existing bank loans are adequate to meet the anticipated short term liquidity and capital resource requirements of its business.

Year 2000
---------

The Company has analyzed and updated its Management Information Systems and its Industrial Equipment Systems. These systems are now Year 2000 compliant. Approximately 70% of strategic suppliers have been evaluated and no critical Year 2000 problems have been identified. Contingencies include identification of second sources and the selective addition of inventory of critical parts.

Part 2.    OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None

Item 2.  CHANGES IN SECURITIES

None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.  OTHER INFORMATION

On November 22, 1999, Image Systems Corporation announced that the Company will acquire certain assets of the Imaging
Technologies Division of Nortech Systems. Terms of the agreement are expected to be completed by December 15, 1999.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

None

SIGNATURE

In accordance with the requirements of the Securities Exchange
Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image systems Corporation
-------------------------
Registrant

By:  /s/
--------
Dean Scheff, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer and
Principal Financial Officer)

Dated December 10, 1999