Form 10QSB/A
period 1997-07-31
IMAGE SYSTEMS CORPORATION
filed 2000-02-02
CIK 49852

THIS REPORT WAS PREVIOUSLY FILED ON OR BEFORE SEPTEMBER 15, 1997

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-QSB

(Mark One)

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 1997

OR

[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition prior from __________ to __________

Commission File No. 0 21245

Image Systems Corporation
--------------------------
(Exact Name of Small Business Issuer as Specified in its Charter)

Minnesota                          41-1620497
----------                   ------------
(State or Other Jurisdiction      (I.R.S. Employer
of Incorporation or Organization) Identification No.)

6103 Blue Circle Drive, Minnetonka, Minnesota  55343
-------------------------------------------------------
(Address of Principal Executive Offices)

(612) 935-1171
---------------
(Issuer's Telephone Number, Including Area Code)

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

Part 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS



IMAGE SYSTEMS CORPORATION
BALANCE SHEETS

                        7-31-97        4-30-97
                        (unaudited)    (audited)

ASSETS
CURRENT ASSETS:
Cash                         919,561        486,540
Accounts Receivable, net          1,130,724 1,191,238
Inventory                    1,640,742 1,587,454
Prepaid expenses             23,480         16,466
Deferred tax asset           98,825         98,825
    Total current assets          3,813,332 3,380,523

PROPERTY AND EQUIPMENT:
Land                         396,043        396,043
Building                1,255,062 1,246,548
Furniture and fixtures            206,464        191,751
Production equipment              261,800        257,917
Less accumulated depreciation          (235,724) (211,724)

                        5,696,977 5,261,058

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
Checks issued not yet presented for pymt-----         117,160
Accounts payable             592,135        380,767
Accrued liabilities               353,840        329,713
Income taxes payable              128,224        36,371
Current maturities of long-term debt   22,900         20,469
    Total current liabilities     1,097,099 884,480

LONG-TERM DEBT, less current maturities     993,530        933,523
    Total liabilities        2,090,629 1,818,003

STOCKHOLDERS' INVESTMENT:
Undesignated stock, 5,000,000 shares authorized;
no shares issued and outstanding

Common stock, no par value, 5,000,000
4,451,347 issued and outstanding  1,102,414 1,102,414

Retained earnings            2,503,934 2,340,641
    Total stockholders' investment     3,606,348 3,443,055

                        5,696,977 5,261,058

See Accompanying Notes To Financial Statements


IMAGE SYSTEMS CORPORATION
STATEMENT OF OPERATIONS

                        For The First Quarter Ended
                        7-31-97        7-31-96

NET SALES                    2,123,336 1,583,955

COST OF PRODUCTS SOLD             1,362,562 1,004,642

Gross Profit                 760,774        579,313

OPERATING EXPENSES
Product Development               170,800        120,939
Selling                      197,050        159,979
Administrative                    121,193        107,397

    Total Operating Expenses 489,043        388,315

Operating Income             271,731        190,998

INTEREST INCOME                   10,706         11,297

INTEREST EXPENSE             (27,291)  (4,880)

Net Income Before Income Taxes         255,146        197,415

PROVISION FOR INCOME TAXES        91,853         75,020

NET INCOME                   163,293        122,395

NET INCOME PER SHARE              0.04      0.03

WEIGHTED AVERAGE SHARES
OUSTANDING                   4,451,347 4,341,502


See Accompanying Notes to Financial Statements


IMAGE SYSTEMS CORPORATION
STATEMENT OF CASH FLOWS
(Unaudited)

                        For The First Quarter Ended
                        7-31-97        7-31-96

OPERATING ACTIVITIES:
Net income                   163,293        122,395
Adjustments to reconcile net income to
net cash provided by operating activites:

Depreciation                 24,000         12,690
Change in operating items:
Accounts receivable               60,514         543,882
Inventory                    (53,288)  (199,301)
Prepaid expenses             (7,014)        (1,781)
Accounts payable             94,208         139,155
Accrued liabilities               24,127         (39,106)
Income taxes payable              91,853         (283,585)

Net cash provided by
operating activites               397,693        294,349

INVESTING ACTIVITES:
Land                         -----          (394,875)
Buildings                    (8,514)        -----
Furniture and equipment           (18,596)  (6,613)

Net cash used for investing
activites                    (27,110)  (401,488)

FINANCING ACTIVITES:
Repayment on bank borrowings      (203,570) (5,524)
Borrowings from bank line of credit    -----          5,000
Borrowings from bank real estate loan  266,008        389,000
Exercise of stock warants         -----          57,142

Net cash provided by
financing activities              62,438         445,618

Net increae in cash               433,021        338,479

CASH AT BEGINNING OF PERIOD       486,540        686,432

CASH AT END OF PERIOD             919,561        1,024,911

SUPLLEMENTAL DISCLOSURES:
Interest paid                26,313         3,422
Taxes paid                   0         358,605


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

Selling expenses increased 23.2% or $37,071 for the quarter ended July 31, 1997 compared to the quarter anded July 31, 1996.
The increase is due to increased commissions on higher sales volume and to adding a sales support person.

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

The provision for income taxes increased $16,833 or 22.4% for the quarter ended July 31, 1997 compared to the quarter ended July 31, 1996. The increase is due to the increase in net income before taxes. The effective tax rate decreased from 38% to 36% for the quarter ended July31, 1997 compared to the quarter ended July 31, 1996 due to the increased allowance for research and development expenses.


Liquidity and Capital Resources

Cash provided by operating activites for the quarter ended July 31, 1997 totaled $397,693 compared to a total of $294,349 for the quarter ended July 31, 1996. Increased cash provided by inventory, accrued liabilities, and income taxes payable totaled $584,684. Cash provided by accounts receivable totaled $60,514 for the quarter ended July 31, 1997 compared to $543,882 for the quarter anded July 31, 1996 resulting in a net decrease of $483,368 cash provided. These are the major differences in the total increase of $103,344 of net cash provided by operating activities.

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