Form 10QSB/A
period 1997-10-31
IMAGE SYSTEMS CORPORATION
filed 2000-02-02
CIK 49852

THIS REPORT WAS PREVIOUSLY FILED ON OR BEFORE DECEMBER 15, 1998

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-QSB

(Mark One)

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 1997

OR

[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition prior from __________ to __________

Commission File No. 0 21245

Image Systems Corporation
--------------------------
(Exact Name of Small Business Issuer as Specified in its Charter)

Minnesota                         41-1620497
----------                   ----------
(State or Other Jurisdiction      (I.R.S. Employer
of Incorporation or Organization) Identification No.)

6103 Blue Circle Drive, Minnetonka, Minnesota  55343
-----------------------------------------------------
(Address of Principal Executive Offices)

(612) 935-1171
--------------
(Issuer's Telephone Number, Including Area Code)


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

STOCKHOLERS' INVESTMENT:
Undesignated stock, 5,000,000
shares authorzied;
no shares issued and outstanding

Common stock, no par value,
5,000,000 shares Authorized;
4,452,597 and 4,451,347
issued and outstanding
respectively            1,104,289 1,102,414

Retained Earnings       2,767,375 2,340,641

Total stockholders' investment    3,871,664 3,443,055

                   6,357,096 5,261,058


See Accompanying Notes to Financial Statements


IMAGE SYSTEMS CORPORATION
STATEMENT OF OPERATIONS
(Unaudited)



              For the Quarters Ended   For the Six Months Ended
              Oct 31,      Oct 31,     Oct 31,      Oct 31,
              1997    1996        1997    1996

NET SALES          $2,537,439 $2,234,675    $4,660,775 $3,818,630

COST OF PRODUCTS SOLD   1,543,270  1,343,630     2,905,832  2,348,272

    Gross Profit   994,169      891,045     1,754,943  1,470,358

OPERATING EXPENSES
Product development     182,110      114,286     352,910      235,225
Selling            249,326      192,275     446,376      352,254
Administrative          132,763      104,088     253,956      211,485
Total Operating Exp     564,199      410,649     1,053,242  798,964

Operating Income   429,970      480,396     701,701      671,394

INTEREST INCOME         5,314        10,595 16,020       21,892

INTEREST EXPENSE   (23,656)   (67)          (50,947)   (4,947)

Net Income Before
Income Taxes       411,628      490,924     666,774      688,339

PROVISIONS FOR
INCOME TAXES       148,187      186,550     240,040      261,570

NET INCOME         $263,441   $304,374 $426,734   $426,769

NET INCOME PER SHARE    $0.06        $0.07  $0.10        $0.10

WEIGHTED AVERAGE SHARES
OUTSTANDING        4,451,456  4,397,661     4,451,401  4,369,580

See Accompanying Notes to Financial Statements


IMAGE SYSTEMS COPORATION
STATEMENT OF CASH FLOWS
(Unaudited)

                   For the Six Months Ended
                   October 31,    October 31,
                   1997      1996

CASH FLOWS FROM OPERATING ACTIVITES:
Net income              $426,734  $426,769

Adjustments to reconcile
net income to net cash
provided by operating activites:

Depreciation            48,000         25,380
Changes in current operating items
Accounts receivable          (345,566) 158,689
Inventory               (1,125,393)    (256,151)
Prepaid expenses        2,550          778
Accounts payable        226,460        299,742
Accured liabilities          64,719         8,058
Income taxes payable         123,040        (257,035)

Net cash from (used for)
operating activities         (579,456) 406,230

CASH FLOWS FROM INVESTING ACTIVITIES:
Land                    0         (391,043)
Building           (53,514)  (588,769)
Furniture and equipment      (76,214)  (54,025)

Net cash used for
investing activities         (129,728) (1,033,837)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment to bank equipment loan0      (9,131)
Borrowings from bank
  real estate loan      266,008        953,992
Repayment to bank
  real estate loan      (212,798) 0
Borrowings from bank
  line of credit        200,000        0
Exercise of stock options    1,875          120,938

Net cash from
financing activities         255,085        1,065,799

Net increase (decrease) in cash   (454,099) 438,192

CASH AT BEGINNING OF PERIOD  486,540        686,432

CASH AT END OF PERIOD        $32,441        $1,124,624

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid           $50,330        $14,894
Taxes paid              $117,000  $518,605

See accompanying notes to financial statements.


IMAGE SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 1997
(Unaudited)

1. ORGANIZATION AND ACCOUNTING POLICIES:

The unaudited interim financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The operating results for the six months ended October 31, 1997 are not necessarily indicative of the operating results to be expected for the full fiscal year.
These statements should be read in conjunction with the Company's most recent audited financial statements dated April30, 1997.

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