Form 10KSB/A
period 1999-04-30
IMAGE SYSTEMS CORPORATION
filed 2000-02-02
CIK 49852

THIS REPORT WAS PREVIOUSLY FILED ON OR BY JULY 31, 1999

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-KSB

[ X ]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended April 30, 1999

OR

[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from __________ to __________

Commission File No. 0 21245

Image Systems Corporation
---------------------------
(Name of Small Business Issuer in its charter)

Minnesota                         41-1620497
----------                   ----------
(State or other jurisdiction      (I.R.S. Employer
of incorporation or organization) Identification No.)

6103 Blue Circle Drive, Minnetonka, Minnesota    55343
---------------------------------------------    ------
(Address of principal executive offices)    (Zip Code)

(612) 935-1171
----------------
(Issuer's telephone number, including area code)


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


ITEM  6.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS

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

ARTHUR ANDERSEN LLP
Minneapolis, Minnesota,
June 4, 1999


IMAGE SYSTEMS CORPORATION
Balance Sheets
As of April 30

ASSETS                       1999      1998

CURRENT ASSETS:
Cash and cash equivalents         $232,636  $57,577
Accounts receviable,
  net allowance for doubtful
  accounts of $60,000 and $75,000 1,242,963 1,068,286
Inventories                  1,921,345 2,411,966
Prepaid expenses and other        21,215         12,448
Income taxes receivable           0         43,629
Deferred tax asset           177,025        197,825
Total current assets              3,595,184 3,791,731

PROPERTY AND EQUIPMENT:
Land                         396,043        396,043
Building                1,310,062 1,310,062
Furniture and fixtures            231,060        227,669
Production equipment              323,724        308,965
Less- Accumulated depreciation         (429,577) (319,644)
Net property and equipment        1,831,312 1,923,095

                        $5,426,496     $5,714,826

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt   $69,605        $44,823
Line of credit                    0         310,000
Accounts payable             413,065        373,034
Accrued expenses             425,591        351,808
Income taxes payable              80,642         0
Total current liabilities         988,903        1,079,665

LONG-TERM DEBT                    663,131        941,332
Total liabilities            1,652,034 2,020,997

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' INVESTMENT:
Undesignated stock, 5,000,000 shares
   authorized; none               0         0
   issued or outstanding
Common stock, no par value,
   5,000,000 shares authorized;
   4,452,597  issued and outstanding   1,104,289 1,104,289
Retained earnings            2,670,173 2,589,540
Total stockholders' investment         3,774,462 3,693,829

                        $5,426,496     $5,714,826

The accompanying notes are an integral part of these balance sheets.


IMAGE SYSTEMS CORPORATION
Statement of Operations
For the Years Ended April 30
                        1999      1998

NET SALES                    $7,215,227     $8,185,011

COST OF PRODUCTS SOLD             5,133,974 5,596,804

    Gross profit             2,081,253 2,588,207

OERATING EXPENSES:
Product development               677,456        734,884
Selling                      725,104        831,791
Administrative                    512,017        561,841

Total operating expenses          1,914,577 2,128,516

Operating income             166,676        459,691

INTEREST INCOME                   5,289          16,080

INTEREST EXPENSE             (82,932)  (103,872)

Income before income taxes        89,033         371,899

PROVISION FOR INCOME TAXES        8,400          123,000

NET INCOME                   $80,633        $248,899

NET INCOME PER COMMON SHARE:
Basic                        $.02      $.06
Diluted                      $.02      $.05

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING:
Basic                        4,452,597 4,451,994
Diluted                      4,453,628 4,532,621

The accompanying notes are an integral part of these financial statements.


IMAGE SYSTEMS CORPORATION
Statements of Stockholders' Investment
For the Years Ended April 30

                      Common Stock          Retained
                   Shares       Amount Earnings    Total

BALANCE, April 30,1997       4,451,347  $1,102,414    $2,340,641  $3,443,055

Exercise of stock options    1,250        1,875  0        1,875

Net income              0       0      248,899       248,899

BALANCE, April 30, 1998      4,452,597  1,104,289     2,589,540   3,693,829

Net income              0       0      80,633        80,633

BALANCE, April 30, 1999      4,452,597  $1,104,289    $2,670,173  $3,774,462

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


IMAGE SYSTEMS CORORATION
Notes to Financial Statements
April 30, 1999 and 1998

1.  Organization of Business and Significant Accounting Policies

Image Systems Corporation (the Company), a Minnesota corporation, deisgns, assembles and markets large, high-resolution computer monitors. All production and subassembly work is performed by subcontractors. Final assembly and quality assurance are performed by the Company. Sales of the company's products are primarily in the domestic market.


CASH AND CASH EQUIVALENTS

The Company considers all short-term, highly liquid investments that are readily convertible into cash and have original maturities of three months or less to be cash equivalents.


INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market and are summarized as follows:



                   1999      1998
Finished goods               $130,556  $128,988
Work in process              26,137         52,502
Components              1,764,652 2,230,476
Total inventories       $1,921,345     $2,411,966


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


WARRANTY COSTS

The Company warrants its products against defects in materials and workmanship under normal use and for service of 18 months. The reserve for warranty costs of $160,000 and $140,000 as of April 30, 1999 and 1998, respectively, has been established to cover estimated costs of warranty.


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


FINANCIAL INSTRUMENTS

For most instruments, including receivables, accounts payable and accruals, the carrying amount approximates fair value as these inctruments are short-term in nature. The fair values of the Company's long-term debt, based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities, approximates carrying value as of April 30, 1999 and April 30, 1998.


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

The schedule aggregrate annual maturities under the note payable as of April 30, 1999 are as follows:

2000               $69,605

2001               76,384

2002               83,549

2003               91,434

2004               100,011

Thereafter         311,753

Total              732,736


3.  Income Taxes

The provision for income taxes for the yers ended April 30 is summarized as follows:

                   1999      1998

Current provision (benefit):

Federal                 $(9,100)  $208,500

State                   (3,300)        13,500

Total Current           (12,400)  222,000

Deferred tax provision (benefit)20,800      (99,000)

Total provision               $8,400        $123,000


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


                                  Weighted
                                  Average
              Options        Price Per Exercise
              Outstanding    Share          Price

April 30, 1997          244,375        $1.00-$3.50    $2.01
Granted            95,000         2.25-4.19 3.62
Exercised          (1,250)        1.50      1.50
Forfeited or canceled   (116,250) 1.00-4.19 2.29

April 30, 1998          221,875        1.00-4.13 2.55
Granted            65,000         1.00-1.06 1.01
Exercised          -         -         -
Forfeited or canceled   (70,0000) 1.38-4.13 1.89

April 30, 1999          216,875        $1.00-$4.13    $2.30

Options exercisable at
April 30, 1999          100,725        $1.50-$4.13    $2.51


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

Expected dividend yield           one       None


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


LITIGATION

The Company is a party to ongoing legal and tax proceedings arising in the ordinary course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on th ecompany's consolidated financial position, results of operations, or its cash flows.


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

    3.2 By-Laws of the Registrant. (Incorporated herein by reference to Exhibit 3.2 to Registration Statemente on Form S-18, as amended, File No. 33-4259C.)

(b) Reports on Form 8-K

Form 8-K filed July 20, 1999.


SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        IMAGE SYSTEMS CORPORATION

Dated:  July 27, 1999             By /s/________________
                        Dean Scheff, President

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures         Title                  Date

/s/___________________  Director and President      July 27,1999
Dean Scheff        (Principal Executive,
              Accounting and Financial
              Officer)

/s/___________________  Director and Secretary      July 27, 1999
Diana Scheff

/s/___________________  Director and Vice PresidentJuly27, 1999
Marta Volbrecht

/s/___________________  Director          July 27, 1999
Laura Sorensen

/s/___________________  Director and Vice PresidentJuly27, 1999
David Sorensen

/s/___________________  Director          July 27, 1999
Steve Volbrecht

/s/___________________  Director          July 27, 1999
Dr. Frederick R. Olson

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