Form 10QSB
period 2000-01-31
IMAGE SYSTEMS CORPORATION
filed 2000-03-15
CIK 49852

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2000

OR

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition prior from __________ to __________

Commission File No. 021245

Image Systems Corporation
-------------------------
(Exact Name of Small Business Issuer as Specified in its Charter)

Minnesota                    41-1620497
----------                   ----------
(State or Other Jurisdiction      (I.R.S. Employer
of Incorporation or Organization) Identification No.)

6103 Blue Circle Drive, Minnetonka, Minnesota 55343
----------------------------------------------------
(Address of Principal Executive Offices)

(952) 935-1171
--------------
(Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X       No
As of February 25, 2000, there were 4,452,597 shares of Common Stock, no par value per share, outstanding.

Part 1.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

IMAGE SYSTEMS CORPORATION
BALANCE SHEETS
--------------
              January 31, 2000    April 30, 1999
ASSETS             (Unaudited)         (Audited)
CURRENT ASSETS:
Cash               $390,223       $232,636
Accounts receivable, net953,886             1,242,963
Inventory          1,882,591      1,921,345
Prepaid expenses   28,008              21,215
Deferred tax asset 177,025             177,025
              ----------          ----------
   Total current assets 3,431,733      3,595,184
              ----------          ----------
PROPERTY AND EQUIPMENT:
Land               396,043             396,043
Building      1,310,062      1,310,062
Furniture and fixtures  246,011             231,060
Production equipment    332,674             323,724
Less accumulated
depreciation       (517,577)      (429,577)
              ----------          ----------
   Net property
   and equipment   1,767,213      1,831,312
              ----------          ----------
              $5,198,946          $5,426,496
              ==========          ==========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
Accounts payable   $475,773       $413,065
Accrued liabilities     425,623             425,591
Current maturities of
 long-term debt         95,033              69,605
Income taxes payable    74,006              80,642
                   ----------          ----------
     Total current
     liabilities   1,070,435      988,903
LONG-TERM DEBT, less
 current maturities     381,116             663,131
              ----------          ----------
     Total liabilities  1,451,551      1,652,034
              ==========          ==========
STOCKHOLDERS' INVESTMENT:
Undesignated stock, 5,000,000
 shares authorized; no shares
 issued or outstanding  ---            ---
Common stock, no par value,
 5,000,000 shares authorized,
 4,452,597 issued
 and outstanding
 respectively      1,104,289      1,104,289
Retained earnings  2,643,106      2,670,173
              ---------      ---------
Total stockholders'
investment         3,747,395      3,774,462
              ---------      ---------
              $5,198,946          $5,426,496
              ==========          ==========
See Accompanying Notes To Financial Statements

IMAGE SYSTEMS CORPORATION
STATEMENT OF OPERATIONS
-------------------------
(Unaudited)
                 For the Third      For the Nine
                 Quarter Ended      Months Ended
              1-31-00      1-31-99    1-31-00      1-31-99
              ------------------------------------------
NET SALES          1,731,371  2,040,112  4,599,240  5,111,097
COST OF PRODUCTS SOLD   1,255,920  1,512,504  3,257,676  3,668,128
              ------------------------------------------
   Gross profit         475,451      527,608    1,341,564  1,442,969
              ------------------------------------------
OPERATING EXPENSES
   Product development  141,101      175,869    420,719     521,530
   Selling         210,163      202,359    558,125     514,354
   Administrative  129,374      121,977    365,201     360,646
              ------------------------------------------
Total operating expenses480,638      500,205    1,344,045  1,396,530
              ==========================================
Operating income (loss) (5,187)      27,403     (2,481)     46,439
INTEREST INCOME         3,951        1,592      10,246      4,406
INTEREST EXPENSE   (10,770)   (18,092)   (41,169)   (64,621)
              ------------------------------------------
   Net income (loss)
   before income taxes  (12,006)   10,093     (33,404)   (13,776)
BENEFIT (PROVISION) FOR
INCOME TAXES       2,400        (3,707)    6,337  4,684
              ------------------------------------------
NET INCOME (LOSS)  ($9,606)   $7,196     ($27,067)  ($9,092)
              ==========================================
NET INCOME (LOSS) PER SHARE:
    Basic          $0.00        $0.00      ($0.01)      $0.00
    Diluted        $0.00        $0.00      ($0.01)      $0.00
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    Basic          4,452,597  4,452,597  4,452,597 4,452,597
    Diluted   4,452,597  4,452,597  4,452,597 4,452,597

See Accompanying Notes To Financial Statements


IMAGE SYSTEMS CORPORATION
STATEMENT OF CASH FLOWS
-------------------------
(Unaudited)

                        For the Nine Months Ended
                        1-31-00        1-31-99
OPERATING ACTIVITIES:
 Net (loss)                  ($27,067) ($9,092)
   Adjustments to reconcile net income
   (loss) to net cash provided
   by operating activities:
    Depreciation             88,000         89,100
   Change in operating items:
    Accounts receivable      289,077        (472,205)
    Inventory           38,754         349,456
    Prepaid expenses         (6,793)        (13,451)
    Accounts payable         62,708         94,518
    Accrued expenses         32        115,823
    Income taxes payable          (6,636)        --
    Income taxes receivable       --        38,945
    Deferred tax asset       --        96,371
                        --------- ---------
   Net cash provided by operating
   activities                438,075        289,465
INVESTING ACTIVITIES              --------- ---------
   Furniture and equipment additions   (23,901)  --
                        --------- ---------
    Net cash used for
    investing activities          (23,901)  --
                        --------- ---------
FINANCING ACTIVITIES:
   Borrowings from line of credit 120,000        1,295,000
   Repayments to line of credit        (120,000)      (1,345,000)
   Repayments to bank real estate loan (256,587) (236,909)
                        --------- ---------
    Net cash used for
    financing activities          (256,587) (286,909)
    Net increase in cash          157,587        2,556

CASH AT BEGINNING OF PERIOD       232,636        57,577
                        ========= =========
CASH AT END OF PERIOD             $390,223  $60,133
                        ========= =========
SUPPLEMENTAL DISCLOSURES
   Interest paid             $43,180        $66,277
                        ========= =========
   Taxes paid                $0.00          $0.00
                        ========= =========
See Accompanying Notes To Financial Statements


Item 1.  FINANCIAL STATEMENTS
IMAGE SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS
January 31, 2000 and January 31, 1999
--------------------------------------
(Unaudited)

1.  ORGANIZATION AND ACCOUNTING POLICIES:
---------------------------------------------
The unaudited interim financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The operating results for the nine months ended January 31, 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year.
These statements should be read in conjunction with the Company's most recent audited financial statements dated April 30, 1999.

2.  EARNINGS PER SHARE
--------------------------
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options using the treasury stock method. The denominator is not affected if there is a loss during the period. The components of the earnings per share denominator are as follows:

                For the Quarter     For the Nine
                    Ending          Months Ending
              1-31-00     1-31-99    1-31-00      1-31-99
              -----------------------------------------
Weighted average common
shares outstanding for
basic earnings per share4,452,597 4,452,597  4,452,597  4,452,597

Weighted average common
shares issuable under
the exercise of options --     --       --   --
              -----------------------------------------
Shares used in diluted
earnings per share 4,452,597 4,452,597  4,452,597  4,452,597
              =========================================
3.  RECENT PRONOUNCEMENTS
------------------------------
Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display in the financial statements of total net income and the components of all other nonowner changes in equity, referred to as comprehensive income. The Company adopted SFAS No. 130 on May 1, 1998. There is no difference between the Company's net income (loss) reported and the comprehensive net income (loss) for SFAS No. 130 for the quarters presented.

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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSUIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

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


RESULTS OF OPERATIONS
---------------------
Three Months Ended January 31, 2000 Versus January 31, 1999
-----------------------------------------------------------
Net sales for the three months ended January 31, 2000 decreased $308,741 or 15.1% compared to the three months ended January 31, 1999. Selling more lower-priced monitors and selling a lower quantity of monitors are the primary reasons for the decrease.

Gross profit decreased $52,157 or 9.9% for the quarter ended
January 31, 2000 compared to the quarter ended January 31, 1999.
The gross profit margin increased from 25.9% to 27.5%. This increase is a result of selling higher margin monitors.

Product research and development expenses decreased 19.8% from $175,869 for the quarter ended January 31, 1999 to $141,101 for the quarter ended January 31, 2000. The decrease is due to a reduction of the engineering staff.

Selling expenses for the quarter ended January 31, 2000 increased 3.9% or $7,804 compared to the quarter ended January
31, 1999. The increase is due to the addition of a sales person and increased travel expenses to trade shows.

Administrative expenses increased $7,397 or 6.1% from $121,977 for the quarter ended January 31, 1999, to $129,374 for the quarter ended January 31, 2000. The increase is due primarily to a customer bad debt expense.

Interest income increased from $1,592 for the quarter ended
January 31, 1999 to $3,951 for the quarter ended January 31,
2000. Excess cash deposited into the government trust account is the reason for the increase.

For the quarter ended January 31, 2000 interest expense decreased $7,322 or 40.5% compared to the quarter ended January 31, 1999. The reduction of the real estate loan and the decreased use of the bank line of credit are the reasons for the interest expense decrease.

Income taxes decreased $6,107 from a provision for income taxes of $3,707 for the quarter ended January 31, 1999 to a $2,400 benefit for the quarter ended January 31, 2000. The decrease is due to the decrease in net income before taxes.


Nine Months Ended January 31, 2000 versus January 31, 1999
----------------------------------------------------------
Net sales for the nine months ended January 31, 2000 decreased $511,857 or 10.0% compared to the nine months ended January 31, 1999. The primary reason for the decrease is selling a lower quantity of monitors. To promote product visibility the Company has displayed its products at the Radiological Society of North America trade show held during November, 1999 and at the SPIE Medical Imaging Conference in February, 2000. The Company believes sales will improve in future months with improved product lines and improvingmarket conditions and opportunities in Asia and Europe.

Gross profit decreased $101,405 or 7.0% for the nine months ended
January 31,2000 compared to the nine months ended January 31, 1999. The gross profitpercentage increased from 28.2% to 29.2%.
The increase is due to selling higher margin monitors.

Product research and development expenses decreased from $521,530 for the nine months ended January 31, 1999 to $420,719 for the comparable nine months ended January 31, 2000. The decrease of $100,811 resulted from a reduction in the engineering staff and a decrease in inventory usage in the research and development department. The Company research activity continually monitors supplier quality, reliability and cost effectiveness and continually strives to improve the Company's product line. They also verify that the Company's product line qualifies to government regulations.

Selling expenses increased $43,771 or 8.5% from $514,354 for the nine months ended January 31, 1999 to $558,125 for the nine months ended January 31, 2000. The increase is due to the addition of a person to the sales staff and increased travel expenses.

Administrative expenses increased $4,555 or 1.3% for the nine months ended January 31, 2000 compared to the nine months ended
January 31, 1999.

Interest income increased from $4,406 for the nine months ended
January 31, 1999 to $10,246 for the comparable period ended
January 31, 2000. The increase is due to interest gained from excess cash deposited into the government trust account.

Interest expense for the nine months ended January 31, 1999 decreased from $64,621 to $41,169 for the comparable nine months ended January 31, 2000. Less usage of the bank line of credit and the decrease in the real estate loan are the reasons for the interest expense decrease.

The benefit from income taxes increased from $4,684 for the nine months ended January 31, 1999 to $6,337 for the comparable nine months ended January 31, 2000. The increase is due to the increase in net (loss) before taxes.

Liquidity and Capital Resources
--------------------------------
Cash provided by operating activities totaled $438,075 for the nine months ended January 31, 2000 compared to $289,465 provided for the nine months ended January 31, 1999. The increase of $148,610resulted primarily from cash provided by accounts receivable offset by decreases of cash provided by inventory and accrued expenses.

Cash used for investing activities for the nine months ended January 31, 2000 totaled $23,901 compared to no cash used for the nine months ended January 31, 1999. The $23,901 was used to purchase computer equipment to fulfill a Year 2000 upgrade.

Cash used for financing activities decreased from $286,909 for the nine months ended January 31, 1999 to $256,587 for the comparable nine months ended January 31, 2000. The decrease of $30,322 resulted from a net decrease of $50,000 from the bank line of credit offset by a net increase of $19,678 to the real estate loan. The increase from the real estate loan is due to increased principal amounts applied from the real estate loan payments as the loan decreases.

The Company's primary source of liquidity on January 31, 2000 is cash of $390,223 and the bank line of credit. The bank line of credit was renewed for $500,000 on October 29, 1999 for one year. In addition, the Company has the option to utilize a second mortgage for $1,000,000 on the real estate loan. The Company believes that cash, cash from operations, the bank line of credit and existing bank loans are adequate to meet the anticipated short term liquidity and capital resource requirements of its business.

Year 2000
---------
Since entering the Year 2000, the Company has not experienced any major disruptions to its business nor is it aware of any significant Year 2000-related disruptions affecting its customers and suppliers. The Company can provide no assurance that all supplier and customer Year 2000 compliance plans were successfully completed in a timely manner, although it is not currently aware of any problems that would significantly impact its operations.


Part. 2.
OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None

Item 2.  CHANGES IN SECURITIES
None

Item 3.  DEFAULTS UPON SENIOR SECURITIES
None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

Item 5.  OTHER INFORMATION
On January 19, 2000 Image Systems Corporation withdrew its November22, 1999 Letter of Intent to acquire the Imaging Systems Divisionof Nortech Systems, Inc. The companies could not agree on how to address the existing Nortech warranty liability on previously shipped products.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

On January 18, 2000 the Company filed a Form 8-K to announce the appointment of Bradley Beard to its Board of Directors to replace Hilding Nelson.


SIGNATURE

In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


Image Systems Corporation
Registrant

By:/s/
Dean Scheff, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer and
Principal Financial Officer)
Dated March 10, 2000