Form 10KSB40
period 2000-04-30
IMAGE SYSTEMS CORPORATION
filed 2000-07-31
CIK 49852

 QuickLinks -- Click here to rapidly navigate through this document

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB

/x/	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the Fiscal year ended April 30, 2000
OR
/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from to

Commission File No. 021245

IMAGE SYSTEMS CORPORATION
(Name of Small Business Issuer in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1620497 I.R.S. Employer Identification No.)
6103 Blue Circle Drive, Minnetonka, Minnesota (Address of principal executive offices)	55343 (Zip Code)
952-935-1171 (Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock

    Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ]

    The Issuer's revenues for the fiscal year ended April 30, 2000 were $6,090,601.

    As of July 15, 2000, 4,452,597 shares of the Issuer's Common Stock were outstanding. The aggregate market value of the Common Stock held by no-affiliates of the Issuer on such date (based on the low bid for such shares as reported by the NASDAQ Stock Market, Inc.) was $1,248,718. Such quotations represent interdealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions. For purposes of this computation, affiliates of the Issuer are deemed only to be the Issuer's officers and directors.

PART 1

ITEM 1.  BUSINESS

    Image Systems Corporation (the "Company") designs, develops, manufactures and markets large high-bright high-resolution monitors in both CRT and flat panel formats. The Company's monitors provide high brightness and high resolution which are needed in applications such as medical imaging, scientific analysis and image processing.

    The last decade has seen an explosion in the use of computers throughout the world. The aftermath of this explosion has been rapid technological changes in the size, capacity and uses of the computers. These changes have affected both hardware and software. Computers have become more powerful, capable of performing more complicated tasks and use more sophisticated, yet less expensive hardware. Software applications have also become more powerful. With the advent of digital x-ray systems, there is a greater need for high bright, high resolution monitors.

    The accumulation of information in hard copy form, combined with the expense and logistical difficulty of storage and retrieval, have created an opportunity for practical, affordable, solutions to working with information. These applications are the driving force behind the need for larger displays with higher resolutions. Information for analysis, diagnostics and research (for example patient records or X-rays) that previously was difficult to locate and time consuming to analyze, can now be retrieved quickly and easily.

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

    Secondary markets are Military, Air Traffic Control (ATC) and ruggedized flat panel displays. Military and ATC require many of the same attributes as the medical marketplace; large size, high contrast and high resolution with the additional capability of sunlight readability. Ruggedized flat panels require all of the above plus MIL standards for shock and vibration.

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

    The Company's circuitry, HRMS™ (Hi-Res Multi-Sweep™) enables the autosynchronous monitors to adjust dynamically to numerous display boards and standards. HRMS™ provides compatibility with high resolution display controllers for many computer platforms, including PCs, and workstation level systems, such as SUN, HP, and Silicon Graphics.

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

Marketing

    The Company's promotion strategy is to increase product and corporate name recognition through a variety of means including: ongoing market research, advertising, product press releases, product reviews, listing in buyer's guides, magazine articles, distribution of printed materials, lead tracking, an internet site and trade shows. The Company believes that trade shows have provided the Company's products with significant exposure.

    The Company's pricing strategy is to establish competitive pricing for products that are marketed and designed for the technologically sophisticated end of the product spectrum. Early in the Company's development management determined that it would not be a mass producer of monitors. Rather it would produce monitors for smaller niche markets such as medical imaging, photo interpretation, simulation and sunlight readable monitors. Management believed that it would be difficult to compete on the basis of price in the mass market with the foreign manufacturers. The Company's monitors are priced from $1,795 to more than $10,000. Industry accepted discounts are given to VARs, OEMs and Resellers. These are appropriate prices for customers who need to be cost effective in an industry that continues to be more and more sophisticated.

Competition

    The computer monitor industry is highly competitive. The Company's monitors compete with large well-established companies such as Siemens and Barco, whose products are generally more expensive. The Company also competes with Data Ray and Clinton, which provide large, high resolution monitors, but the Company's products are generally less expensive with comparable performance.

    The Company has engaged in research and development since its inception. Research and development expenses were $556,761 in 2000 and $677,456 in 1999.

Products

    The Company's gray scale monitors range in size from 9" to 24" in landscape mode. The 21" and the 24" are also available in portrait mode. Versions of these monitors operate between NTSC and 80 kHz, from 48 kHz to 108 kHz and from 90 kHz to 200 kHz. Image Systems' High Resolution Multi-Sweep (TM) (HRMS [TM]) circuitry enables the monitors to sweep these frequencies and display NTSC up to the high end of 5 million pixel images. However, pixel count alone is not sufficient and must be coupled with high brightness and high contrast.

    The Company's newest products are ruggedized flat panels with high brightness and high contrast. Grayscale integrity is excellent and in non-ruggedized format is an ideal display for such areas as cath labs and surgical suites which have space constraints as well as high bright, high contrast requirements.

Customers

    The Company had no customers which accounted for 10% of net sales for the year ended April 30, 1999, and had one customer which accounted for 19% of net sales for the year ended April 30, 2000.

Backlog

    The dollar amount of the Company's backlog of orders considered to be firm at April 30, 2000 was approximately $600,000. The Company expects that nearly all orders considered to be firm at April 30, 2000 will be filled during the 2001 fiscal year. The Company does not believe that its backlog at anytime is necessarily indicative of annual sales. The business of the Company is not subject to significant seasonal variations.

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

Employees

    As of May 1, 2000, the Company had 35 full time employees and 3 part time employees. None are represented by a labor union. The Company believes its employee relations are satisfactory.

ITEM 2.  PROPERTIES

    The Company moved into a new 30,000 square foot office, production and warehouse facility during February, 1997 in the Opus Industrial Park located in Minnetonka, Minnesota. The cost of the new facility was $1.3 million.

ITEM 3.  LEGAL PROCEEDINGS

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to security holders during the quarter ended April 30, 2000.

PART II

ITEM 5.  MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    On February 21, 1997 and thereafter the price per share is quoted on the NASDAQ Small Cap Market under the symbol "IMSG." The following table sets forth, for the quarter indicated, the low and high bid prices per share for the Company's Common Stock as reported by The NASDAQ Stock Market, Inc. Such quotations represent interdealer prices, without retail markup, markdown or commission, and no not necessarily represent actual transactions.

	Low Bid		High Bid
Fiscal Year ended April 30, 1998
Quarter ended July 31, 1997	$2	1/4	$4	1/8
Quarter ended October 31, 1997	2	5/8	4	1/4
Quarter ended January 31, 1998	2		3	1/4
Quarter ended April 30, 1998	1		6	5/16
Fiscal Year ended April 30, 1999
Quarter ended July 31, 1998	1	1/2	4
Quarter ended October 31, 1998		5/8	1	5/8
Quarter ended January 31, 1999		5/8	1	1/2
Quarter ended April 30, 1999		3/4	2
Fiscal Year ended April 30, 2000
Quarter ended July 31, 1999	1	1/8	1	1/2
Quarter ended October 31, 1999		23/32		3/4
Quarter ended January 31, 2000	1	1/4	1	3/8
Quarter ended April 30, 2000		3/4	1

    The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain earnings for use in its operations and does not anticipate paying cash dividends in the foreseeable future. As of July 15, 2000, there were approximately 650 record holders of the Company's Common Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain statements contained herein are forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 that involve a number of risks and uncertainties. Such forward-looking information may be indicated by words such as will, may be, expects, or anticipates. In addition to the factors discussed herein, among the other factors that could cause actual results to differ materially are the following: business conditions and growth in the personal computer industry and the general economy; competitive factors such as rival computer and peripheral product sellers and price pressures; availability of vendor products at reasonable prices; inventory risks due to shifts in market demand; and risks presented from time to time in reports filed by the Company with the Securities and Exchange Commission.

    The Company designs, assembles and markets high bright, high contrast monitors.

RESULTS OF OPERATIONS

Year Ended April 30, 2000 Versus April 30, 1999

    Net sales decreased $1,124,626 or 15.6% for the year ended April 30, 2000 compared to the year ended April 30, 1999. Selling a lower quantity of monitors is the primary reason for the decrease. The decline is attributable to additional market competition. To maintain product visibility the Company continues to display its monitors at several medical and air traffic control trade shows in Asia, Europe and the United States.

    Gross profit for the year ended April 30, 2000 decreased $462,217 or 22.2% compared to the year ended April 30, 1999. The gross profit percentage decreased from 28.8% to 26.6%. The decrease is due to the fixed effect of overhead expenses, to the higher cost of inventory reserve, and to less efficient production levels during the fourth quarter ended April 30, 2000.

    For the year ended April 30, 2000 product development and research expenses decreased 17.8% or $120,695 compared to the year ended April 30, 1999. A reduction in the engineering staff, decreased travel expenses and using fewer inventory items are the reasons for the decrease. The research activity includes evaluation of image quality, focus and reliability, of supplier quality and cost, of new product design and of cost-effective shipment packaging. They also verify that the Company's product lines meet government regulations.

    Selling expenses increased $35,283 from $725,104 for the year ended April 30, 1999 to $760,387 for the year ended April 30, 2000. The increase of 4.9% is due to increased personnel expenses, and an increase in travel and tradeshow expenses.

    Compared to the year ended April 30, 1999, administrative expenses increased 1% for the year ended April 30, 2000.

    Interest income increased from $5,289 for the year ended April 30, 1999 to $15,146 for the year ended April 30, 2000. The increase is due to interest earned from excess cash deposited into the government trust account.

    Interest expense decreased 38.6% from $82,932 for the year ended April 30, 1999 to $50,956 for the year ended April 30, 2000. Less usage of the bank's line of credit and the decrease in the real estate loan are the reasons for the decrease.

    Income taxes decreased $154,400 from a provision for income taxes of $8,400 for the year ended April 30, 1999 to a benefit from income taxes of $146,000 for the year ended April 30, 2000. The income tax benefit is due to the net loss before taxes and to the carryback of research and development tax credits.

Liquidity and Capital Resources

    Cash provided by operating activities decreased from $756,628 for the year ended April 30, 1999 to $598,271 for the year ended April 30, 2000. Decreases in cash flows from net income (loss), accounts receivable, income tax receivable and payable, accounts payable and accrued expenses are mostly offset by an increase in cash flow from accounts receivable which results in the net decrease of $158,357. The increase in cash flow of $734,407 from the reduced accounts receivable balance is a result of lower sales for the fourth quarter ended April 30, 2000.

    Cash used for investing activities totaled $34,883 for the year ended April 30, 2000 compared to $18,150 for the year ended April 30, 1999. The $34,883 was used to purchase computer equipment for a Year 2000 upgrade and to purchase production equipment.

    Cash used for financing activities decreased from $563,419 for the year ended April 30, 1999 to $379,547 for the year ended April 30, 2000. The decrease of $183,872 resulted from a net decrease of $310,000 from the bank line of credit offset by a net increase of $126,128 to the real estate loan. The increase from the real estate loan is due to increased principal amounts applied from the real estate loan payments as the loan decreases.

    The Company's primary source of liquidity on April 30, 2000 is cash of $416,477 and the bank line of credit. The bank line of credit was renewed for $500,000 on October 29, 1999 for one year. In addition, the Company has the option to utilize a second mortgage for $1,000,000 on the real estate loan. The Company believes that cash, cash from operations, the bank line of credit and existing bank loans are adequate to meet the anticipated short term liquidity and capital resource requirements of its business.

Year 2000

    Since entering the Year 2000, the Company has not experienced any major disruptions to its business nor is it aware of any significant Year 2000 disruptions affecting its customers and suppliers. The Company can provide no assurance that all supplier and customer Year 2000 compliance plans were successfully completed in a timely manner, although it is not currently aware of any problems that would significantly impact its operations.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted as not required, not material or the information required has been included elsewhere in the financial statements and related notes.

[LOGO]
Business Consultants • Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT

Board of Directors
Image Systems Corporation
Minnetonka, Minnesota

    We have audited the balance sheet of Image Systems Corporation (a Minnesota corporation) as of April 30, 2000, and the related statements of operations, stockholders' investment, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Image Systems Corporation as of April 30, 1999, were audited by other auditors whose report dated June 4, 1999, expressed an unqualified opinion on those statements.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Image Systems Corporation as of April 30, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                      /s/ Larson, Allen, Weishair & Co., LLP
                      LARSON, ALLEN, WEISHAIR & CO., LLP

Minneapolis, Minnesota
May 26, 2000

IMAGE SYSTEMS CORPORATION

BALANCE SHEETS

APRIL 30, 2000 AND 1999

	2000	1999
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$416,477	$232,636
Accounts Receivable, Net of Allowance for Doubtful Accounts of $40,000 and $60,000, Respectively	683,233	1,242,963
Inventories	1,629,911	1,921,345
Prepaid Expenses and Other	25,402	21,215
Income Taxes Receivable	65,657	—
Deferred Tax Asset	177,025	177,025

Total Current Assets	$2,997,705	$3,595,184

PROPERTY AND EQUIPMENT
Land	$396,043	$396,043
Building	1,310,062	1,310,062
Furniture and Fixtures	249,024	231,060
Production Equipment	340,643	323,724

Total	$2,295,772	$2,260,889
Less: Accumulated Depreciation	529,209	429,577

Net Property and Equipment	$1,766,563	$1,831,312

Total Assets	$4,764,268	$5,426,496

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES
Current Maturities of Long-Term Debt	$105,496	$69,605
Accounts Payable	376,031	413,065
Accrued Expenses	365,718	425,591
Income Taxes Payable	—	80,642

Total Current Liabilities	$847,245	$988,903
LONG-TERM DEBT	247,693	663,131

Total Liabilities	$1,094,938	$1,652,034

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' INVESTMENT
Undesignated Stock, 5,000,000 Shares Authorized; None Issued or Outstanding	$—	$—
Common Stock, No Par Value, 5,000,000 Shares Authorized; 4,452,597 Issued and Outstanding	1,104,289	1,104,289
Retained Earnings	2,565,041	2,670,173

Total Stockholders' Investment	$3,669,330	$3,774,462

Total Liabilities and Stockholders' Investment	$4,764,268	$5,426,496

See accompanying Notes to Financial Statements.

IMAGE SYSTEMS CORPORATION

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED APRIL 30, 2000 AND 1999

	2000	1999
NET SALES	$6,090,601	$7,215,227
COST OF PRODUCTS SOLD	4,471,565	5,133,974

GROSS PROFIT	$1,619,036	$2,081,253

OPERATING EXPENSES
Product Development	$556,761	$677,456
Selling	760,387	725,104
Administrative	517,210	512,017

Total Operating Expenses	$1,834,358	$1,914,577

OPERATING INCOME (LOSS)	$(215,322)	$166,676
INTEREST INCOME	15,146	5,289
INTEREST EXPENSE	(50,956)	(82,932)

INCOME (LOSS) BEFORE INCOME TAXES	$(251,132)	$89,033
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(146,000)	8,400

NET INCOME (LOSS)	$(105,132)	$80,633

NET INCOME (LOSS) PER COMMON SHARE
Basic	$(0.02)	$0.02

Diluted	$(0.02)	$0.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	4,452,597	4,452,597

Diluted	4,452,597	4,453,628

See accompanying Notes to Financial Statements.

IMAGE SYSTEMS CORPORATION

STATEMENTS OF STOCKHOLDERS' INVESTMENT

FOR THE YEARS ENDED APRIL 30, 2000 AND 1999

	Common Stock
			Retained Earnings
	Shares	Amount		Total
BALANCE, APRIL 30, 1998	4,452,597	$1,104,289	$2,589,540	$3,693,829
Net Income	—	—	80,633	80,633

BALANCE, APRIL 30, 1999	4,452,597	$1,104,289	$2,670,173	$3,774,462
Net Loss	—	—	(105,132)	(105,132)

BALANCE, APRIL 30, 2000	4,452,597	$1,104,289	$2,565,041	3,669,330

See accompanying Notes to Financial Statements.

IMAGE SYSTEMS CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2000 AND 1999

	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	(105,132)	80,633
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation	99,632	109,933
Deferred Tax Benefit	—	20,800
(Increase) Decrease in Current Assets:
Accounts Receivable	559,730	(174,677)
Inventories	291,434	490,621
Prepaid Expenses and Other	(4,187)	(8,767)
Income Taxes Receivable	(65,657)	43,629
Increase (Decrease) in Current Liabilities:
Accounts Payable	(37,034)	40,031
Accrued Expenses	(59,873)	73,783
Income Taxes Payable	(80,642)	80,642

Net Cash Provided by Operating Activities	$598,271	$756,628

CASH FLOWS FROM INVESTING ACTIVITIES
Property and Equipment Additions	$(34,883)	$(18,150)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on Line of Credit	$225,000	$1,735,000
Repayments on Line of Credit	(225,000)	(2,045,000)
Repayments on Long-Term Debt	(379,547)	(253,419)

Net Cash Used for Financing Activities	$(379,547)	$(563,419)

NET INCREASE IN CASH AND CASH EQUIVALENTS	$183,841	$175,059
Cash and Cash Equivalents—Beginning of Year	232,636	57,577

CASH AND CASH EQUIVALENTS—END OF YEAR	$416,477	$232,636

SUPPLEMENTAL DISCLOSURES
Interest Paid	$53,874	$80,411

See accompanying Notes to Financial Statements.

IMAGE SYSTEMS CORPORATION

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2000 AND 1999

NOTE 1  ORGANIZATION OF BUSINESS AND SIGNIFICANT ACCOUNTING
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

Inventories

    Inventories are stated at the lower of first-in, first-out cost or market and are summarized as follows:

	2000	1999
Finished Goods	$155,783	$130,556
Work in Process	52,551	26,137
Components	1,421,577	1,764,652

Total Inventories	$1,629,911	$1,921,345

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

Revenue Recognition

    The Company recognizes revenue when the product is shipped to the customer. The Company had one customer that accounted for 19% of net sales for the year ended April 30, 2000. No customers accounted for more than 10% of net sales for the year ended April 30, 1999.

Research and Development Costs

    The Company charges all research and development costs to operations in the period incurred.

Warranty Costs

    The Company warrants its products against defects in materials and workmanship under normal use and for service for 18 months. The reserve for warranty costs of $140,000 and $160,000 as of April 30, 2000 and 1999, respectively, has been established to cover estimated costs of warranty claims.

Income Taxes

    Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are subject to a valuation allowance based on the estimated realization of these assets.

Net Income (Loss) Per Share

    Basic earnings (losses) per share (EPS) is computed by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted EPS is computed by including dilutive common stock equivalents with the basic weighted average shares outstanding.

    A reconciliation of the shares used in calculating EPS is as follows:

	2000	1999
Weighted Average Common Shares Outstanding—Basic	4,452,597	4,452,597
Dilutive Effect of Stock Options	—	1,031

Weighted Average Common Shares Outstanding—Dilutive	4,452,597	4,453,628

Financial Instruments

    For most instruments, including receivables, accounts payable and accruals, the carrying amount approximates fair value as these instruments are short-term in nature. The fair value of the Company's long-term debt, based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities, approximates carrying value as of April 30, 2000 and 1999.

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

Concentration of Credit Risk

    The Company typically sells its products to original equipment manufacturers and systems integrators. Credit risk with respect to trade receivables is generally spread across a number of customers with dispersion across different businesses and geographic regions. Two customers accounted for 25% of outstanding accounts receivable as of April 30, 2000, and two customers accounted for 33% of outstanding accounts receivable at April 30, 1999.

Segment Reporting

    The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosure about Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards for reporting information about an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. The Company has only one reportable segment.

Recent Pronouncements

    In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 137 "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB No. 133" ("SFAS 137"). SFAS 137 defers for one year the implementation date of Statement of Financial Accounting Standard No. 133 ("SFAS 133") which addressed a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. As amended, SFAS 133 is effective for all quarters of all fiscal years beginning after June 15, 2000. Earlier adoption is permitted. Management does not anticipate that the adoption of SFAS 137 will have a material effect on the Company's results of operations or financial position.

NOTE 2  REVOLVING CREDIT AGREEMENT AND LONG-TERM DEBT

    In October 1999, the Company reduced their credit on a revolving credit agreement from $1,000,000 to $500,000; all other terms of the agreement remained the same. The Agreement expires in October 2000. Borrowings bear interest at the bank's reference rate (9.0% at April 30, 2000). Borrowings are collateralized outstanding under the line of credit. At April 30, 2000 and 1999, the Company had no borrowings outstanding under the line of credit.

    At April 30, 2000 and 1999, the Company had a balance of $353,189 and $732,736, respectively, outstanding under a note payable to a bank, with interest at 9.0% through April 30, 2002. Beginning on May 1, 2002, the interest rate will be adjusted to the bank's then-current reference rate plus .5%. The rate determined on May 1, 2002 will be in effect through the remainder of the agreement. Payments on the note are due in scheduled monthly installments of principal and interest through April 1, 2007. Any remaining balance will be due on May 1, 2007. The note is collateralized by the building and land.

    The scheduled aggregate annual maturities under the note payable as of April 30, 2000 are as follows:

Year Ending April 30,	Amount
2001	$105,496
2002	115,354
2003	132,339

Total	$353,189

NOTE 3  INCOME TAXES

    The provision for income taxes for the years ended April 30 is summarized as follows:

	2000	1999
Current Provision (Benefit):
Federal	$(147,000)	$(9,100)
State	1,000	(3,300)

Total Current	$(146,000)	$(12,400)
Deferred Tax Provision	—	20,800

Total Provision (Benefit)	$(146,000)	$8,400

    The Company had net deferred tax assets of $177,025 as of April 30, 2000 and 1999. Deferred income taxes are the result of provisions of the tax laws that either permit or require certain items of income or expense to be reported for tax purposes in different periods than those in which they are reported for financial reporting. Deferred tax assets primarily relate to the tax effect of temporarily differences related to reserves and accruals, net operating loss carryforwards, and research and development tax credit carryforwards.

    Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to the expiration of the various credits. Management believes that it is more likely than not that the deferred tax asset, after consideration of the valuation allowance of $30,000, will be realized through future earnings or tax planning strategies. The amount of the deferred tax asset considered realizable, however, could change in the near future if estimates of future taxable income are changed.

    The Company has state net operating loss carryforwards of approximately $110,000 at April 30, 2000. These carryforwards expire at April 30, 2015. At April 30, 2000, the Company also has federal and state research and development credit carryforwards of approximately $20,000. There is no expiration on these credits.

    The difference between the federal statutory income tax rate and the Company's effective tax rate for the years ended April 30 was as follows:

	2000	1999
Federal Statutory Rate	(34)%	15%
State Income Taxes, Net of Federal Benefit	—	2
Adjustments to Estimated Income Tax Accrual	(17)	—
Change in Valuation Reserve	(12)	—
Other	5	(8)

Total	(58)%	9%

NOTE 4  COMMITMENTS AND CONTINGENCIES

Stock Options

    The Company has a stock option plan under which 400,000 common shares are reserved for grant as either nonqualified or incentive stock options to officers, directors and key employees. As of April 30, 2000, 18,750 of the reserved common shares are available for future grant. The options expire, if not exercised, six years after the date of grant. The weighted average fair value of option grants was $0.75 and $0.56 for 2000 and 1999, respectively. Options outstanding at April 30, 2000 have a weighted average remaining contractual life of 4.8 years. A summary of plan activity is as follows:

	Options Outstanding	Price Per Share	Weighted Average Exercise Price
April 30, 1998	221,875	$1.00—$4.13	$2.55
Granted	65,000	1.00—1.06	1.01
Exercised	—	—	—
Forfeited or Canceled	(70,000)	1.38—4.13	1.89

April 30, 1999	216,875	$1.00—$4.13	$2.30
Granted	220,000	0.75—0.75	0.75
Exercised	—	—	—
Forfeited or Canceled	(82,500)	1.50—3.50	2.39

April 30, 2000	354,375	$0.75—$4.13	$1.32

Options Exercisable at April 30, 2000	65,625	$1.00—$4.13	$2.70

    The Company's stock options are accounted for under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation costs for these plans been determined under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's

net income (loss) and earnings (losses) per share would have been changed to the following pro forma amounts:

	2000	1999
Net Income (Loss):
As Reported	$(105,132)	$80,633
Pro Forma	$(173,312)	$10,504
Basic Earnings (Losses) per Common Share:
As Reported	$(0.02)	$0.02
Pro Forma	$(0.04)	$—
Diluted Earnings (Losses) Per Common Share:
As Reported	$(0.02)	$0.02
Pro Forma	$(0.04)	$—

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

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions summarized below:

	2000	1999
Risk-Free Interest Rates	5.54%—6.07%	5.54%—6.07%
Expected Life of Options Granted	5 Years	5 Years
Expected Volatility of Options Granted	59%	70%
Expected Dividend Yield	None	None

Operating Leases

    The Company leases equipment under an operating lease. The lease requires the Company to pay maintenance, insurance, taxes and other expenses in addition to minimum annual rent. Rent expense was $12,649 and $13,300 in 2000 and 1999, respectively. Minimum rental commitments under the noncancelable operating lease at April 30, 2000 are as follows:

Year Ending April 30,	Amount
2001	$7,737
2002	5,158

Total	$12,895

NOTE 5  EMPLOYEE BENEFIT PLAN

    The Company has a 401(k) plan under which eligible employees can make voluntary contributions of up to 15% of their compensation. The Company made no contributions to this plan in 2000 or 1999.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Form 8K for change in accountants was filed July 20, 1999.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The directors and executive officers of the Company are:

Name	Age	Position
Dean Scheff	68	President/Director
Diana Scheff	59	Secretary/Director
Marta Scheff Volbrecht	40	Vice President/Director
Laura Sorensen	40	Director
David Sorensen	39	Vice President/Director
Steven Volbrecht	41	Director
Dr. Frederick R. Olson		Director
Bradley Beard		Director

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

    Diana Scheff.  Secretary and Director.  Ms. Scheff has a B.A. in Art and Music from Gustavus Adolphus College. She worked at CPT Corporation for 18 years in building operations and design, sales incentives, employee recognition and corporate travel. She was a founder of Image Systems in 1988 and has worked there since. Her responsibilities include public relations, investor relations, marketing design and advertising.

    Marta Scheff Volbrecht.  Vice President and Director.  Ms. Volbrecht has a B.A. in International Relations from the University of Minnesota and a MBA from the University of Dallas. She worked for 7 years until 1989 for CPT in sales and marketing. She has worked for the Company since 1989 as Vice President of Sales.

    Laura Sorensen.  Director.  Ms. Sorensen has a B.A. in International Relations from the University of Minnesota. She worked for 10 years for CPT in Human Resources, Marketing and Training and Development. She has worked for the Company since 1989 as Manager of Human Resources.

    David Sorensen.  Vice President/Director.  Mr. Sorensen as a B.S.M.E. in Mechanical Engineering from the University of Minnesota and a MBA from the University of St. Thomas. He worked for Honeywell from 1983 to 1990 when Alliant Techsystems was spun off from Honeywell. He was employed by Alliant Techsystems as a Program Manager. He joined the Company on January 1, 1992, as Director of Manufacturing. During 1994 he took on additional responsibilities as Vice President of Operations.

    Steven Volbrecht.  Director.  Mr. Volbrecht has a B.S.C.E. in Civil Engineering from the University of Minnesota. He was employed from 1982 to 1988 by Johnson Bros. Corporation as Project Manager and from 1988 to 1991 as Project Manager for Landwehr, Inc. In 1991 he rejoined Johnson

Bros. as a Project Manager. He was employed by Hansen Thorp Pellinen Olson, Inc. as a Staff Engineer from 1996 to 1999. He is currently employed at Centex as a Land Development Manager.

    Dr. Frederick R. Olson.  Director.  Dr. Olson is a member of the Board and President of Consulting Radiologists, Ltd. and SKI-MD. He currently serves as technical advisor to Image Systems, AT&T Bell Labs, 3M Corp., Med Vision and ICON Medical Systems.

    Bradley Beard.  Director.  Mr. Beard is Vice-President with Fairview Health Services. He is President of National Rehab Resources, Inc., a company which provides educational and consultative services to healthcare organizations. He received his Master's Degree in Healthcare Administration from the University of Minnesota, and B.A. degrees from the Medical College of Georgia and West Chester University.

    Diana Scheff is the wife of Dean Scheff. Marta Scheff Volbrecht and Laura Sorensen are the children of Dean and Diana Scheff. David Sorensen is the husband of Laura Sorensen, and Steven Volbrecht is the husband of Marta Scheff Volbrecht.

ITEM 10.  EXECUTIVE COMPENSATION

    One employee, but no executives, received compensation in excess of $100,000 during the year ended April 30, 2000. The total compensation received by all executive officers as a group (6 persons) totaled $336,258.

    Dean Scheff, the President and CEO of the Company, received a salary of $90,000 and no commissions for the year ended April 30, 2000. For the year ended April 30, 1999, Dean Scheff's salary was $90,485 and no commissions.

    On May 1, 1994 Image Systems implemented a 401K and a Flexible Benefits Plan for its employees. The Company has not contributed to these plans. Image Systems had no long term compensation or other compensation plans.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of June 30, 2000, the beneficial ownership of each person known by the Company to own beneficially 5% or more of the Company's outstanding shares of Common Stock, of each director of the Company, and of all officers and directors as a group. Except as otherwise indicated, all persons indicated have sole voting and dispositive power over such share.

Name	Number of Shares		Percent of Class
Dean Scheff(1)	758,185	(2)	17.0
Diana Scheff(1)	792,685	(2)	17.8
Laura Sorensen(1)	617,985		13.9
Marta Volbrecht(1)	618,785		13.9
David Sorensen(2)	—		—
Steven Volbrecht(2)	—		—
All officers and directors as a group (6 persons)	2,787,640		62.6

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

IMAGE SYSTEMS CORPORATION
Dated: July 27, 2000	By:	/s/ Dean F. Scheff President

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Dean F. Scheff	Director and President Principal Executive, Accounting and Financial Officer)	July 27, 2000
/s/ Diana L. Scheff	Director and Secretary	July 27, 2000
/s/ Marta Scheff Volbrecht	Director and Vice President	July 27, 2000
/s/ Laura Sorensen	Director	July 27, 2000
/s/ David R. Sorensen	Director and Vice President	July 27, 2000
/s/ Steve Volbrecht	Director	July 27, 2000
/s/ Dr. Frederick R. Olson	Director	July 27, 2000
/s/ Bradley Beard	Director	July 27, 2000

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

EXHIBIT INDEX

Exhibit No.	Item	Sequential Page No.
(3)A.	Articles of Incorporation of the Registrant. (Incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form S-18, as amended, File No. 33-4259C.)
(3)B.	By-Laws of the Registrant. (Incorporated herein by reference to Exhibit 3.2 to Registration Statement on Form S-18, as amended, File No. 33-4259C.)

QuickLinks

RESULTS OF OPERATIONS
INDEX TO FINANCIAL STATEMENTS
PART III
PART IV
SIGNATURES
EXHIBIT INDEX