Form 10QSB
period 2000-07-31
IMAGE SYSTEMS CORPORATION
filed 2000-09-13
CIK 49852

 QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2000
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition prior from                to

Commission File No. 021245

Image Systems Corporation
(Exact Name of Small Business Issuer as Specified in its Charter)

Minnesota (State or Other Jurisdiction of Incorporation or Organization)	41-1620497 (IRS Employer Identification No.)
6103 Blue Circle Drive, Minnetonka, Minnesota 55343 (Address of Principal Executive Offices)

(952) 935-1171
(Issuer's Telephone Number, Including Area Code)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    As of September 1, 2000, there were 4,452,597 shares of Common Stock, no par value per share, outstanding.

Part 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

IMAGE SYSTEMS CORPORATION
BALANCE SHEETS

	July 31, 2000	April 30, 2000
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$306,827	$416,477
Accounts Receivable, Net	460,569	683,233
Inventory	1,710,915	1,629,911
Prepaid Expenses	33,327	25,402
Income Taxes Receivable	65,657	65,657
Deferred Tax Asset	177,025	177,025

Total Current Assets	2,754,320	2,997,705

PROPERTY AND EQUIPMENT:
Land	396,043	396,043
Building	1,310,062	1,310,062
Furniture and Fixtures	249,024	249,024
Production Equipment	342,144	340,643
Less Accumulated Depreciation	(552,077)	(529,209)

Net Property and Equipment	1,745,196	1,766,563

LONG TERM ASSET
Deferred Income Taxes	63,700	—

Total Assets	$4,563,216	$4,764,268

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
Accounts Payable	$372,771	$376,031
Accrued Liabilities	384,314	365,718
Current Maturities of Long-Term Debt	107,845	105,496

Total Current Liabilities	864,930	847,245
LONG-TERM DEBT	220,083	247,693

Total Liabilities	1,085,013	1,094,938

STOCKHOLDERS' INVESTMENT:
Undesignated Stock, 5,000,000 Shares Authorized; No Shares Issued or Outstanding	—	—
Common Stock, No Par Value, 5,000,000 Shares Authorized, 4,452,597 Issued and Outstanding	1,104,289	1,104,289
Retained Earnings	2,373,914	2,565,041

Total Stockholders' Investment	3,478,203	3,669,330

Total Liabilities and Stockholders' Investment	$4,563,216	$4,764,268

See Accompanying Notes To Financial Statements

IMAGE SYSTEMS CORPORATION
STATEMENT OF OPERATIONS
(Unaudited)

	For the First Quarter Ended
	July 31, 2000	July 31, 1999
NET SALES	$1,180,282	$1,364,533
COST OF PRODUCTS SOLD	973,114	942,568

Gross Profit	207,168	421,965

OPERATING EXPENSES
Product Development	143,209	142,303
Selling	195,445	177,014
Administrative	119,953	116,421

Total Operating Expenses	458,607	435,738

Operating (Loss)	(251,439)	(13,773)
INTEREST INCOME	4,858	2,525
INTEREST EXPENSE	(8,246)	(16,617)

Net (Loss) Before Income Taxes	(254,827)	(27,865)
BENEFIT FROM INCOME TAXES	63,700	5,618

NET (LOSS)	$(191,127)	$(22,247)

NET (LOSS) PER SHARE:
Basic	$(0.04)	$0.00

Diluted	$(0.04)	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	4,452,597	4,452,597

Diluted	4,452,597	4,452,597

See Accompanying Notes To Financial Statements

IMAGE SYSTEMS CORPORATION
STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	July 31, 2000	July 31, 1999
OPERATING ACTIVITIES:
Net (Loss)	$(191,127)	$(22,247)
Adjustments to Reconcile Net (Loss) To Net Cash Provided by Operating Activities:
Depreciation	22,868	28,800
Change in Operating Items:
Accounts Receivable	222,664	173,672
Inventory	(81,004)	172,406
Prepaid Expenses	(7,925)	(3,657)
Accounts Payable	(3,260)	(226,536)
Accrued Expenses	23,468	(30,173)
Income Taxes Payable	—	(5,574)
Deferred Income Taxes	(63,700)	—
Deferred Income	(4,872)	—

Net Cash Provided by (Used for) Operating Activities	(82,888)	86,691

INVESTING ACTIVITIES
Furniture and Equipment Additions	(1,501)	—

Net Cash Used for Investing Activities	(1,501)	—

FINANCING ACTIVITIES:
Borrowings from Line of Credit	205,000	50,000
Repayments to Line of Credit	(205,000)	(50,000)
Repayments to Bank Real Estate Loan	(25,261)	(116,699)

Net Cash Used for Financing Activities	(25,261)	(116,699)

Net Decrease in Cash	(109,650)	(30,008)
CASH AT BEGINNING OF PERIOD	416,477	232,636

CASH AT END OF PERIOD	$306,827	$202,628

SUPPLEMENTAL DISCLOSURES
Interest Paid	$8,136	$16,564

Taxes Paid	$0.00	$0.00

See Accompanying Notes To Financial Statements

Item 1. FINANCIAL STATEMENTS

IMAGE SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS
July 31, 2000 and July 31, 1999
(Unaudited)

1.  ORGANIZATION AND ACCOUNTING POLICIES:

    The unaudited interim financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The operating results for the three months ended July 31, 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's most recent audited financial statements dated April 30, 2000.

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

	For the First Quarter Ending
	July 31, 2000	July 31, 1999
Weighted Average Common Shares Outstanding for Basic Earnings Per Share	4,452,597	4,452,597
Weighted Average Common Shares Issuable Under the Exercise of Options	—	—

Shares Used in Diluted Earnings Per Share	4,452,597	4,452,597

3.  INVENTORY

    Breakdown of inventory is as follows:

	For the First Quarter Ending
	July 31, 2000	July 31, 1999
Finished Goods	$136,827	$273,111
Work in Process	112,960	38,449
Components	1,461,128	1,437,379

Total Inventory	$1,710,915	$1,748,939

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain statements contained herein are forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 that involve a number of risks and uncertainties. Such forward-looking information may be indicated by words such as will, may be, expects or anticipates. In addition to the factors discussed herein, among the other factors that could cause actual results to differ materially are the following: business conditions and growth in the personal computer industry and the general economy; competitive factors such as rival computer and peripheral product sellers and price pressures; availability of vendor products at reasonable prices; inventory risks due to shifts in market demand; and risks presented from time to time in reports filed by the Company with the Securities and Exchange Commission, including but not limited to the annual report on Form 10KSB for the year ended April 30, 2000.

    The Company was formed on September 1, 1988 to design, assemble and market high resolution monitors for use with computers.

RESULTS OF OPERATIONS

Three Months Ended July 31, 2000 Versus July 31, 1999

    Net sales for the three months ended July 31, 2000 decreased $184,251 or 13.5% compared to the three months ended July 31, 1999. The primary reason for the decrease is selling more lower priced monitors. To maintain and promote product visibility the Company displayed its monitors at four trade shows during June and August, 2000. The Company anticipates that improved product lines will increase sales in future months.

    Gross profit decreased from $421,965 for the three months ended July 31, 1999 to $207,168 for the three months ended July 31, 2000. The decrease is due to sales of lower margin monitors, the fixed effect of overhead expenses, and less efficient production levels.

    For the three months ended July 31, 2000 development and research expenses increased only $906 or 0.6% compared to the three months ended July 31, 1999.

    Selling expenses increased $18,431 or 10.4% from $177,014 for the three months ended July 31, 1999 to $195,445 for the three months ended July 31, 2000. Increased travel and additional personnel expenses are the primary reasons for the increase.

    Administrative expenses increased from $116,421 for the three months ended July 31, 1999 to $119,953 for the three months ended July 31, 2000. The $3,532 or 3.0% increase is due to additional wage expenses.

    Interest income increased $2,333 from $2,525 for the three months ended July 31, 1999 to $4,858 for the three months ended July 31, 2000. The increase is due to interest earned from excess cash deposited into the government trust account.

    Interest expense decreased from $16,617 for the three months ended July 31, 1999 to $8,246 for the three months ended July 31, 2000. The decrease in the real estate bank loan is the primary reason for the decrease.

    The benefit from income taxes increased from $5,618 for the three months ended July 31, 1999 to $63,700 for the three months ended July 31, 2000. The benefit from income tax increase is due to the increased net loss before income taxes.

Liquidity and Capital Resources

    Cash provided by operations totaled $86,691 for the three months ended July 31, 1999 compared to $82,888 used for operating activities for the three months ended July 31, 2000. The decrease in cash flow of $169,579 is due primarily to the increase in net loss of $168,880. The total cash flow changes in depreciation and operating items are primarily offset.

    Cash used for investing activities totaled $1,501 for the three months ended July 31, 2000 compared to no activity for the three months ended July 31, 1999.

    Cash used for financing activities decreased from $116,699 for the three months ended July 31, 1999 to $25,261 for the three months ended July 31, 2000. The decrease of $91,438 is due primarily to a $100,000 principal payment to the bank real estate loan during July, 1999.

    The Company's primary source of liquidity on July 31, 2000 is cash of $306,827 and the bank line of credit. The bank line of credit was renewed for $500,000 on October 29, 1999 for one year. In addition, the Company has the option to utilize a second mortgage for $1,000,000 on the real estate loan. The Company believes that cash, cash from operations, the bank line of credit and existing bank loans are adequate to meet the anticipated short term liquidity and capital resource requirements of its business.

Part. 2.

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

    None.

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

IMAGE SYSTEMS CORPORATION Registrant
By:	Dean Scheff Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Dated September 1, 2000

QuickLinks

IMAGE SYSTEMS CORPORATION BALANCE SHEETS
IMAGE SYSTEMS CORPORATION STATEMENT OF OPERATIONS (Unaudited)
IMAGE SYSTEMS CORPORATION STATEMENT OF CASH FLOWS (Unaudited)
IMAGE SYSTEMS CORPORATION NOTES TO FINANCIAL STATEMENTS July 31, 2000 and July 31, 1999 (Unaudited)
OTHER INFORMATION
SIGNATURE