Form 10QSB
period 2000-10-31
IMAGE SYSTEMS CORPORATION
filed 2000-12-13
CIK 49852

 QuickLinks -- Click here to rapidly navigate through this document

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

(Mark One)

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2000

OR

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of December 1, 2000, there were 4,452,597 shares of Common Stock, no par value per share, outstanding.

    Image Systems Corporation was removed from the NASDAQ Stock Exchange on September 7, 2000.

Part 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

IMAGE SYSTEMS CORPORATION
BALANCE SHEETS

	October 31, 2000	April 30, 2000
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$276,868	$416,477
Accounts Receivable, Net	712,796	683,233
Inventory	1,545,784	1,629,911
Prepaid Expenses	21,033	25,402
Income Taxes Receivable	—	65,657
Deferred Tax Asset	70,719	177,025

Total Current Assets	2,627,200	2,997,705

PROPERTY AND EQUIPMENT:
Land	396,043	396,043
Building	1,310,062	1,310,062
Furniture and Fixtures	249,024	249,024
Production Equipment	342,144	340,643
Less Accumulated Depreciation	(574,946)	(529,209)

Net Property and Equipment	1,722,327	1,766,563

LONG TERM ASSET
Deferred Income Taxes	92,773	—

Total Assets	$4,442,300	$4,764,268

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
Accounts Payable	$396,488	$376,031
Accrued Liabilities	352,354	365,718
Current Maturities of Long-Term Debt	110,310	105,496

Total Current Liabilities	859,152	847,245
LONG-TERM DEBT	192,136	247,693

Total Liabilities	1,051,288	1,094,938

STOCKHOLDERS' INVESTMENT:
Undesignated Stock, 5,000,000 Shares Authorized; No Shares Issued or Outstanding	—	—
Common Stock, No Par Value, 5,000,000 Shares Authorized, 4,452,597 Issued and Outstanding	1,104,289	1,104,289
Retained Earnings	2,286,723	2,565,041

Total Stockholders' Investment	3,391,012	3,669,330

Total Liabilities and Stockholders' Investment	$4,442,300	$4,764,268

See Accompanying Notes To Financial Statements

IMAGE SYSTEMS CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Second Quarter Ended		For the Six Months Ended
	October 31, 2000	October 31, 1999	October 31, 2000	October 31, 1999
NET SALES	$1,392,077	$1,503,336	$2,572,359	$2,867,869
COST OF PRODUCTS SOLD	1,106,629	1,059,188	2,079,743	2,001,756

Gross Profit	285,448	444,148	492,616	866,113

OPERATING EXPENSES
Product Development	146,672	137,315	289,881	279,618
Selling	152,717	170,948	348,162	347,962
Administrative	99,990	119,406	219,943	235,827

Total Operating Expenses	399,379	427,669	857,986	863,407

Operating Income (Loss)	(113,931)	16,479	(365,370)	2,706
INTEREST INCOME	5,235	3,770	10,093	6,295
INTEREST EXPENSE	(7,568)	(13,782)	(15,814)	(30,399)

Net Income (Loss) Before Income Taxes	(116,264)	6,467	(371,091)	(21,398)
BENEFIT FROM (PROVISION FOR) INCOME TAXES	29,073	(1,681)	92,773	3,937

NET INCOME (LOSS)	$(87,191)	$4,786	$(278,318)	$(17,461)

BASIC NET (LOSS) PER SHARE:	$(0.02)	$0.00	$(0.06)	$0.00

DILUTED NET (LOSS) PER SHARE	$(0.02)	$0.00	$(0.06)	$0.00

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:	4,452,597	4,452,597	4,452,597	4,452,597

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:	4,452,597	4,452,597	4,452,597	4,452,597

See Accompanying Notes To Financial Statements

IMAGE SYSTEMS CORPORATION
STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	October 31, 2000	October 31, 1999
OPERATING ACTIVITIES:
Net (Loss)	$(278,318)	$(17,461)
Adjustments to Reconcile Net (Loss) To Net Cash Provided by (Used for) Operating Activities:
Depreciation	45,737	58,000
Change in Operating Items:
Accounts Receivable	(29,563)	338,312
Inventory	84,127	144,194
Prepaid Expenses	4,369	(9,983)
Accounts Payable	20,457	(27,334)
Accrued Expenses	(3,620)	(51,875)
Income Taxes Receivable	65,657	(4,237)
Deferred Tax Asset	106,306	—
Deferred Income	(9,744)	—
Deferred Income Taxes	(92,773)	—

Net Cash Provided by (Used for) Operating Activities	(87,365)	429,616

INVESTING ACTIVITIES
Furniture and Equipment Additions	(1,501)	(14,951)

Net Cash Used for Investing Activities	(1,501)	(14,951)

FINANCING ACTIVITIES:
Borrowings from Line of Credit	245,000	90,000
Repayments to Line of Credit	(245,000)	(90,000)
Repayments to Bank Real Estate Loan	(50,743)	(135,257)

Net Cash Used for Financing Activities	(50,743)	(135,257)

Net Increase (Decrease) in Cash	(139,609)	279,408
CASH AT BEGINNING OF PERIOD	416,477	232,636

CASH AT END OF PERIOD	$276,868	$512,044

SUPPLEMENTAL DISCLOSURES
Interest Paid	$7,569	$31,265

Taxes Paid	$0.00	$0.00

See Accompanying Notes To Financial Statements

Item 1. FINANCIAL STATEMENTS

IMAGE SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS
October 31, 2000
(Unaudited)

1.  ORGANIZATION AND ACCOUNTING POLICIES:

    The unaudited interim financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The operating results for the six months ended October 31, 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's most recent audited financial statements dated April 30, 2000.

2.  EARNINGS PER SHARE

    Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options using the treasury stock method. The denominator is not affected if there is a loss during the period. The components of the earnings per share denominator are as follows:

	For the Second Quarter Ending		For the Six Months Ending
	October 31, 2000	October 31, 1999	October 31, 2000	October 31, 1999
Weighted Average Common Shares Outstanding for Basic Earnings Per Share	4,452,597	4,452,597	4,452,597	4,452,597
Weighted Average Common Shares Issuable Under the Exercise of Options	—	—	—	—

Shares Used in Diluted Earnings Per Share	4,452,597	4,452,597	4,452,597	4,452,597

3.  INVENTORY

    Breakdown of inventory is as follows:

	October 31, 2000	April 30, 2000
	(Unaudited)	(Audited)
Finished Goods	$162,799	$155,783
Work In Process	108,165	52,551
Components	1,274,820	1,421,577

Total Inventory	$1,545,784	$1,629,911

4.  LINE OF CREDIT

    The bank line of credit for $500,000 expired October 29, 2000. The Company obtained a bank revolving line of credit of $1,000,000 effective December 1, 2000 for two years at the prime rate of interest (9.5% on December 1, 2000).

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

RESULTS OF OPERATIONS

Three Months Ended October 31, 2000 Versus October 31, 1999

    Net sales for the quarter ended October 31, 2000 decreased $111,259 or 7.4% compared to the quarter ended October 31, 1999. Selling more lower priced monitors is the primary reason for the decline. The Company recently displayed its monitors, including three new monitors, at the RSNA trade show in November.

    Gross profit decreased from $444,148 for the quarter ended October 31, 1999 to $285,448 for the quarter ended October 31, 2000. The decrease is due to sales of lower margin monitors.

    Product research and development expenses increased 6.8% from $137,315 for the quarter ended October 31, 1999 to $146,672 for the quarter ended October 31, 2000. The increase is due to added use of inventory items.

    Selling expenses decreased 10.7% or $18,231 for the quarter ended October 31, 2000 compared to the quarter ended October 31, 1999. The primary reason for the decrease is due to a reduction of personnel expenses.

    Administrative expenses decreased 16.3% from $119,406 for the quarter ended October 31, 1999 to $99,990 for the quarter ended October 31, 2000. Decreases in personnel expenses and professional fees are the primary reasons for the $19,416 decrease.

    Interest income increased from $3,770 for the quarter ended October 31, 1999 to $5,235 for the quarter ended October 31, 2000. The increase of $1,465 is due to interest gained from excess cash deposited into the government trust account.

    Interest expense decreased $6,214 for the quarter ended October 31, 2000 compared to the quarter ended October 31, 1999. The decrease is due to the decline in the real estate loan used to finance the building.

    The benefit for income taxes increased from a provision of $1,681 for the quarter ended October 31, 1999 to a benefit of $29,073 for the quarter ended October 31, 2000. The benefit increase is due to the increased net loss before income taxes.

Six Months Ended October 31, 2000 versus October 31, 1999

    Net sales decreased $295,510 or 10.3% for the six months ended October 31, 2000 compared to the six months ended October 31, 1999. The decrease is due to selling more of the lower priced monitors.

    Gross profit decreased from $866,113 for the six months ended October 31, 1999 to $492,616 for the six months ended October 31, 2000. The decrease is due to selling lower margin monitors.

    For the six months ended October 31, 2000, product research and development expenses increased $10,263 or 3.7% compared to the six months ended October 31, 1999. Additional use of inventory is the reason for the increase.

    Selling expenses increased a minimal $200 for the six months ended October 31, 2000 compared to the six months ended October 31, 1999.

    Administrative expenses decreased from $235,827 for the six months ended October 31, 1999 to $219,943 for the six months ended October 31, 2000. A reduction of personnel expenses is the reason for the 6.7% decrease.

    Interest income increased $3,798 or 60.3% for the six months ended October 31, 2000 compared to the six months ended October 31, 1999. Interest gained from excess cash deposited into the government trust account is the reason for the increase.

    Interest expense decreased $14,585 from $30,399 for the six months ended October 31, 1999 to $15,814 for the six months ended October 31, 2000. The 48% decrease is due to the decline in the real estate loan used to finance the building.

    The income tax benefit increased $88,836 for the six months ended October 31, 2000 compared to the six months ended October 31, 1999. The increase is due to an increase in the net loss before income taxes.

Liquidity and Capital Resources

    Cash provided by operations totaled $429,616 for the six months ended October 31, 1999 compared to $87,365 used for operations for the six months ended October 31, 2000. Additional cash used for the changes in accounts receivable and net loss are the primary reasons for the increase of $516,981 used for operations.

    Cash used for investing activities totaled $1,501 for the six months ended October 31, 2000 compared to $14,951 for the six months ended October 31, 1999. $14,951 was used to purchase computer equipment for a year 2000 upgrade.

    Cash used for financing activities decreased from $135,257 for the six months ended October 31, 1999 to $50,743 for the six months ended October 31, 2000. The decrease of $84,514 is due primarily to a $100,000 principal payment to the bank real estate loan during July, 1999.

    The Company's primary source of liquidity on October 31, 2000 was cash of $276,868 and the option to utilize a second mortgage for $1,000,000 on the real estate loan. The bank line of credit for $500,000 expired October 29, 2000. The Company obtained a bank revolving line of credit of $1,000,000 effective December 1, 2000 for two years. The Company used the revolving line of credit to pay off the real estate loan of $293,000 and then applied the excess cash of $192,000 to the revolving line of credit which leaves an outstanding loan balance of $101,000. The Company believes that cash from operations and the revolving line of credit are adequate to meet the anticipated short term liquidity and capital resource requirements of its business.

Part. 2.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

    None.

Item 2. CHANGES IN SECURITIES

    None

Item 3. DEFAULTS UPON SENIOR SECURITIES

    None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

Item 5. OTHER INFORMATION

    None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

    None.

SIGNATURE

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGE SYSTEMS CORPORATION Registrant
By:
Dean Scheff Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Dated December 12, 2000

QuickLinks

IMAGE SYSTEMS CORPORATION BALANCE SHEETS
IMAGE SYSTEMS CORPORATION STATEMENTS OF OPERATIONS (Unaudited)
IMAGE SYSTEMS CORPORATION STATEMENT OF CASH FLOWS (Unaudited)
IMAGE SYSTEMS CORPORATION NOTES TO FINANCIAL STATEMENTS October 31, 2000 (Unaudited)
SIGNATURE