Form 10QSB
period 2001-01-31
IMAGE SYSTEMS CORPORATION
filed 2001-03-14
CIK 49852

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2001

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

(952) 935-1171
(Issuer’s Telephone Number, Including Area Code)

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No_________

          As of March 1, 2001, there were 4,452,597 shares of Common Stock, no par value per share, outstanding.

Image Systems Corporation was removed from the NASDAQ Stock Exchange on September 7, 2000.

Part 1.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

IMAGE SYSTEMS CORPORATION
BALANCE SHEETS

	January 31, 2001	April 30, 2000
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$0	$416,477
Accounts receivable, net	636,318	683,233
Inventory	1,522,364	1,629,911
Prepaid expenses	22,925	25,402
Income taxes receivable	--	65,657
Deferred tax asset	70,719	177,025
Total current assets	2,252,326	2,997,705
PROPERTY AND EQUIPMENT:
Land	396,043	396,043
Building	1,310,062	1,310,062
Furniture and fixtures	249,024	249,024
Production equipment	342,144	340,643
Less accumulated depreciation	(597,815)	(529,209)
Net property and equipment	1,699,458	1,766,563
LONG TERM ASSET
Deferred tax asset	142,752	—
Total assets	$4,094,536	$4,764,268
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Checks written in excess of cash	$19,194	—
Accounts payable	266,409	$376,031
Accrued liabilities	359,476	365,718
Current maturities of long-term debt	0	105,496
Total current liabilities	645.079	847,245
LONG-TERM DEBT	208,382	247,693
Total liabilities:	853,461	1,094,938
STOCKHOLDERS’ INVESTMENT
Undesignated stock, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value, 5,000,000 shares authorized, 4,452,597 issued and outstanding	1,104,289	1,104,289
Retained earnings	2,136,786	2,565,041
Total stockholders’ investment	3,241,075	3,669,330
Total liabilities and stockholders investment	$4,094,536	$4,764,268

See Accompanying Notes To Financial Statements

IMAGE SYSTEMS CORPORATION

STATEMENT OF OPERATIONS
(Unaudited)

	For the Third Quarters Ended		For the Nine Months Ended
	January 31, 2001	January 31, 2000	January 31, 2001	January 31, 2000
NET SALES	$1,132,454	$1,731,371	$3,704,813	$4,599,240
COST OF PRODUCTS SOLD	925,118	1,255,920	3,004,861	3,257,676
Gross profit	207,336	475,451	699,952	1,341,564
OPERATING EXPENSES
Product development	148,798	141,101	438,679	420,719
Selling	156,634	210,163	504,796	558,125
Administrative	97,854	129,374	317,797	365,201
Total operating expenses	403,286	480,638	1,261,272	1,344,045
Operating (loss)	(195,950)	(5,187)	(561,320)	(2,481)
INTEREST INCOME	1,325	3,951	11,418	10,246
INTEREST EXPENSE	(5,291)	(10,770)	(21,105)	(41,169)
Net (loss) before income taxes	(199,916)	(12,006)	(571,007)	(33,404)
BENEFIT FROM INCOME TAXES	49,979	2,400	142,752	6,337
NET (LOSS)	(149,937)	($9,606)	(428,255)	($27,067)
NET (LOSS) PER SHARE:
Basic	($0.03)	$0.00	($0.10)	($0.01)
Diluted	($0.03)	$0.00	($0.10)	($0.01)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	4,452,597	4,452,597	4,452,597	4,452,597
Diluted	4,452,597	4,452,597	4,452,597	4,452,597

See Accompanying Notes To Financial Statements

IMAGE SYSTEMS CORPORATION

STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	January 31, 2001	January 31, 2000
OPERATING ACTIVITIES:
Net (loss)	($428,255)	($27,067)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	68,606	88,000
Change in operating items:
Accounts receivable	46,915	289,077
Inventory	107,547	38,754
Prepaid expenses	2,477	(6,793)
Accounts payable	(109,622)	62,708
Accrued expenses and other liabilities	(6,242)	32
Income taxes payable	—	(6,636)
Income taxes receivable	65,657	—
Deferred Income taxes	(36,446)	—
Net cash provided by (used for) operating activities	(289,363)	438,075
INVESTING ACTIVITIES
Furniture and equipment additions	(1,501)	(23,901)
Net cash used for investing activities	(1,501)	(23,901)
FINANCING ACTIVITIES:
Checks written in excess of cash	19,194	--
Net payments on line of credit	(76,704)	$0.00
Repayments to bank real estate loan	(68,103)	(256,587)
Net cash used for financing activities	(125,613)	(256,587)
Net increase (decrease) in cash	(416,477)	157,587
CASH AT BEGINNING OF PERIOD	416,477	232,636
CASH AT END OF PERIOD	$0	$390,223
SUPPLEMENTAL DISCLOSURES
Interest paid	$21,834	$43,180
Taxes paid	$0.00	$0.00
Non-cash refinancing of real estate loan	$285,086	$0.00

See Accompanying Notes To Financial Statements

Item 1.  FINANCIAL STATEMENTS

IMAGE SYSTEMS CORPORATION

NOTES TO FINANCIAL STATEMENTS

January 31, 2001

(Unaudited)

1.       ORGANIZATION AND ACCOUNTING POLICIES:

The unaudited interim financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  The operating results for the nine months ended January 31, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year.  These statements should be read in conjunction with the Company’s most recent audited financial statements dated April 30, 2000.

2.       (LOSS) PER SHARE

Basic (loss) per share is computed by dividing net (loss) by the weighted average number of shares of common stock outstanding during the year.  Diluted losses per common share is similar to the computation of basic losses per share, except that the denominator is increased for the assumed exercise of dilutive options using the treasury stock method.  The denominator is not affected if there is a loss during the period.  The components of the earnings per share denominator are as follows:

	For the Third Quarter Ending		For the Nine Months Ending

	Jan. 31, 2001	Jan. 31, 2000	Jan. 31, 2001	Jan. 31, 2000
Weighted average common shares outstanding for basic earnings per share	4,452,597	4,452,597	4,452,597	4,452,597
Weighted average common shares issuable under the exercise of options	—	—	—	—
Shares used in diluted earnings per share	4,452,597	4,452,597	4,452,597	4,452,597

3.       INVENTORY

Breakdown of inventory is as follows:

	January 31, 2001	April 30, 2000
	(Unaudited)	(Audited)
Finished goods	$114,644	$155,783
Work in process	85,738	52,551
Components	1,321,982	1,421,577
Total inventory	$1,522,364	$1,629,911

4.       LINE OF CREDIT

The bank line of credit for $500,000 expired on October 29, 2000.  The Company obtained a bank revolving line of credit of $1,000,000 effective December 1, 2000 for two years at the prime rate of interest (9.5% on December 2, 2000).  The current prime rate on March 8, 2001 is 8.5%.  The balance outstanding on the line of credit was $208,382 on January 31, 2001.  The balance is presented as a long term liability due to a maturity date of December 1, 2002.

5.       DEFERRED TAX ASSETS

The Company had net deferred tax assets of $213,471 and $177,025 as of January 31, 2001 and April 30, 2000 respectively.  Deferred income taxes are the result of provisions of the tax laws that either permit or require certain items of income or expense to be reported for tax purposes in different periods than those in which they are reported for financial reporting.  Deferred tax assets primarily relate to the tax effect of temporarily differences related to reserves and accruals, net operating loss carryforwards, and research and development tax credit carryforwards.

Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to the expiration of the various credits.  Management believes that it is more likely than not that the deferred tax asset will be realized through future earnings or tax planning strategies.  The amount of the deferred tax asset considered realizable, however, could change in the near future if estimates of future taxable income are changed.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSUIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Three Months Ended January 31, 2001 Versus January 31, 2000

Net sales for the three months ended January 31, 2001 decreased $598,917 or 34.6% compared to the three months ended January 31, 2000.  Selling more lower-priced monitors and selling a lower quantity of monitors are the primary reasons for the decrease.  The Company displayed its monitors at trade shows during November, 2000 and February, 2001 and will display at two trade shows during March, 2001.  The Company intends to broaden its customer base by obtaining orders from customers who have attended these trade shows.

Gross profit decreased from $475,451 for the quarter ended January 31, 2000 compared to $207,336 for the quarter ended January 31, 2001.  Sales of lower margin monitors and the effect of fixed overhead expenses on lower levels of production are the reasons for the gross margin percentage decrease from 27.5% to 18.3%.

Product research and development expenses increased $7,697 or 5.5% for the quarter ended January 31, 2001 compared to the quarter ended January 31, 2000.  Additional testing expenses is the reason for the increase.

Selling expenses decreased from $210,163 for the quarter ended January 31, 2000 to $156,634 for the quarter ended January 31, 2001.  The decrease of $53,529 or 25.5% is due to decreases for personnel and travel expenses.

Administrative expenses totaled $129,374 for the quarter ended January 31, 2000 compared to $97,854 for the quarter ended January 31, 2001.  Decreases for personnel expenses, professional fees and general office expenses are the reasons for the $31,520 or 24.4% decrease..

Interest income decreased from $3,951 for the quarter ended January 31, 2000 to $1,325 for the quarter ended January 31, 2001.  The decrease is due to the decline of excess cash which was applied to reduce the bank revolving line of credit in early December, 2000.

Interest expenses decreased $5,479 from $10,770 for the quarter ended January 31, 2000 to $5,291 for the quarter ended January 31, 2001.  The 50.9% decrease is due to the decrease in the overall loan balance in the real estate loan and the revolving line of credit balance.

The income tax benefit increased $47,579 for the quarter ended January 31, 2001 compared to the quarter ended January 31, 2000.  The benefit increase is due to the increased net loss before income taxes.

Nine Months Ended January 31, 2001 versus January 31, 2000

Net sales for the nine months ended January 31, 2001 decreased $894,427 or 19.4% compared to the nine months ended January 31, 2000.  The decrease is due to selling more of the lower priced monitors and to selling a lesser quantity of monitors.  By displaying its product at various trade shows the Company believes sales will improve in future months with improved product lines and opportunities in Asia and Europe.

Gross profit decreased from $1,341,564 for the nine months ended January 31, 2000 to $699,952 for the nine months ended January 31, 2001.  The reduction of the gross margin percentage from 29.2% to 18.9% is due to selling lower margin monitors and to the effect of fixed overhead expenses on lower levels of production.

Research and development expenses increased a modest 4.3% for the nine months ended January 31, 2001, compared to the nine months ended January 31, 2000.  An increase in outside testing expenses is the reason for the increase.

For the nine months ended January 31, 2001 selling expenses dropped $53,329 or 9.6% compared to the nine months ended January 31, 2000.  Decreased personnel and travel expenses are the primary reasons for the decrease.

For the nine months ended January 31, 2000 administrative expenses totaled $365,201 compared to $317,797 for the nine months ended January 31, 2001.  Reduction of personnel expenses is the primary reason for the $47,404 or 13.0% decrease.

Interest income increased $1,172 or 11.4% for the nine months ended January 31, 2001 compared to the nine months ended January 31, 2000.  Interest gained from excess cash deposited into the government trust account is the reason for the increase.

For the nine months ended January 31, 2001, interest expense decreased $20,064 or 48.7% compared to the nine months ended January 31, 2000.  The decrease from $41,169 to $21,105 is due to the overall loan balance decrease in the real estate loan and the revolving line of credit balance.

The income tax benefit increased from $6,337 for the nine months ended January 31, 2000 to $142,752 for the nine months ended January 31, 2001.  The increase is due to the increase in the net loss before income taxes.

Liquidity and Capital Resources

Cash used for operating activities totaled $289,363 for the nine months ended January 31, 2001 compared to $438,075 cash provided by operating activities for the nine months ended January 31, 2000.  The decrease of $727,438 resulted primarily from decreases in cash from accounts receivable, accounts payable, and net (loss).

Cash used for investing activities totaled $23,901 for the nine months ended January 31, 2000 compared to $1,501 cash used for the nine months ended January 31, 2001.  The $23,901 was used to purchase computer equipment to fulfill a Year 2000 upgrade.

Cash used for financing activities decreased from $256,587 for the nine months ended January 31, 2000 to $125,613 for the comparable nine months ended January 31, 2001.  The decrease of $130,974 resulted primarily from the decrease in repayments to the real estate loan.

The Company’s primary source of liquidity on January 31, 2001 is the bank revolving line of credit of $1,000,000.  The bank line of credit for $500,000 expired on October 29, 2000.  The Company obtained a bank revolving line of credit of $1,000,000 effective December 1, 2000 for two years.  The Company used the revolving line of credit to pay off the real estate loan of $285,086.  The revolving line of credit balance on January 31, 2001 is $208,382.  The Company believes that cash available from the revolving line of credit is adequate to meet the anticipated short term liquidity and capital resource requirements of its business.

PART. 2.

OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

          None.

Item 2.  CHANGES IN SECURITIES

          None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

          None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

Item 5.  OTHER INFORMATION

          None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          None.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Systems Corporation
Registrant

By: /s/ Dean Scheff
Dean Scheff, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer and
Principal Financial Officer)
Dated March 12, 2001