Form 10QSB
period 2001-07-31
IMAGE SYSTEMS CORPORATION
filed 2001-09-12
CIK 49852

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

             Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

             As of September 1, 2001, there were 4,452,597 shares of Common Stock, no par value per share, outstanding.

Part 1.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

IMAGE SYSTEMS CORPORATION
BALANCE SHEETS

	July 31, 2001	April 30, 2001

ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$5,332	$63,423
Accounts Receivable, Net	667,587	799,177
Inventory	1,563,297	1,410,095
Prepaid Expenses	29,965	47,794

Total Current Assets	2,266,181	2,320,489

PROPERTY AND EQUIPMENT:
Land	396,043	396,043
Building	1,310,062	1,310,062
Furniture and Fixtures	247,522	247,522
Production Equipment	344,036	342,032
Less Accumulated Depreciation	(640,561)	(619,932)

Net Property and Equipment	1,657,102	1,675,727

OTHER ASSETS
Deferred Income Taxes	200,000	200,000

Total Assets	$4,123,283	$4,196,216

LIABILITIES AND STOCKHOLDERS’ INVESTMENT CURRENT LIABILITIES:
Note Payable – Bank	$423,382	$318,382
Accounts Payable	297,575	394,531
Accrued Liabilities	331,101	346,084

Total Current Liabilities	1,052,058	1,058,997
LONG-TERM DEBT	-	-

Total Liabilities	1,052,058	1,058,997

STOCKHOLDERS’ INVESTMENT:
Undesignated Stock, 5,000,000 Shares Authorized; No Shares Issued or Outstanding	—	—
Common Stock, No Par Value, 5,000,000 Shares Authorized; 4,452,597 Issued and Outstanding	1,104,289	1,104,289
Retained Earnings	1,966,936	2,032,930

Total Stockholders’ Investment	3,071,225	3,137,219

Total Liabilities and Stockholders’ Investment	$4,123,283	$4,196,216

See Accompanying Notes To Financial Statements

IMAGE SYSTEMS CORPORATION

STATEMENT OF OPERATIONS
(Unaudited)

	For the First Quarter Ended

	July 31, 2001	July 31, 2000

NET SALES	$1,015,826	1,180,282
COST OF PRODUCTS SOLD	731,849	973,114

Gross Profit	283,977	207,168

OPERATING EXPENSES
Product Development	123,538	143,209
Selling	121,947	195,445
Administrative	97,925	119,953

Total Operating Expenses	343,410	458,607

Operating (Loss)	(59,433)	(251,439)
INTEREST INCOME	10	4,858
INTEREST EXPENSE	(5,571)	(8,246)

Net (Loss) Before Income Taxes	(64,994)	(254,827)
BENEFIT FROM (PROVISION FOR) INCOME TAXES	(1,000)	63,700

NET (LOSS)	(65,994)	(191,127)

NET (LOSS) PER SHARE:
Basic	$(0.01)	$(0.04)

Diluted	$(0.01)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	4,452,597	4,452,597

Diluted	4,452,597	4,452,597

See Accompanying Notes To Financial Statements

IMAGE SYSTEMS CORPORATION

STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three Months Ended

	July 31, 2001	July 31, 2000

OPERATING ACTIVITIES:
Net (Loss)	$(65,994)	$(191,127)

Adjustments to Reconcile Net (Loss) To Net Cash Provided by Operating Activities:	20,629	22,868
Depreciation

Change in Operating Items:
Accounts Receivable	131,590	222,664
Inventory	(153,202)	(81,004)
Prepaid Expenses	17,829	(7,925)
Accounts Payable	(96,956)	(3,260)
Accrued Liabilities	(22,263)	23,468
Deferred Income Taxes		(63,700)
Deferred Income	7,280	(4,872)

Net Cash Used for Operating Activities	(161,087)	(82,888)

INVESTING ACTIVITIES
Furniture and Equipment Additions	(2,004)	(1,501)

Net Cash Used for Investing Activities	(2,004)	(1,501)

FINANCING ACTIVITIES:
Borrowings from Line of Credit	790,000	205,000
Repayments to Line of Credit	(685,000)	(205,000)
Repayments to Bank Real Estate Loan	--	(25,261)

Net Cash Provided by (Used for) Financing Activities	105,000	(25,261)

Net Decrease in Cash	(58,091)	(109,650)
CASH AT BEGINNING OF PERIOD	63,423	416,477

CASH AT END OF PERIOD	$5,332	$306,827

SUPPLEMENTAL DISCLOSURES
Interest Paid	$4,757	$8,136

Taxes Paid	$1,000	$0

See Accompanying Notes To Financial Statements

Item 1.  FINANCIAL STATEMENTS

IMAGE SYSTEMS CORPORATION

NOTES TO FINANCIAL STATEMENTS

July 31, 2001 and July 31, 2000

(Unaudited)

1.          ORGANIZATION AND ACCOUNTING POLICIES:

The unaudited interim financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  The operating results for the three months ended July 31, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year.  These statements should be read in conjunction with the Company’s most recent audited financial statements dated April 30, 2001.

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

	For the First Quarter Ending
	July 31, 2001	July 31, 2000

Weighted Average Common Shares Outstanding for Basic Earnings Per Share	4,452,597	4,452,597
Weighted Average Common Shares Issuable Under the Exercise of Options	—	—

Shares Used in Diluted Earnings Per Share	4,452,597	4,452,597

3.          INVENTORY

Breakdown of inventory is as follows:

	July 31, 2001	April 30, 2001

	(Unaudited)	(Audited)
Finished Goods	118,292	$106,862
Work in Process	109,641	53,974
Components	1,335,364	1,249,259

Total Inventory	1,563,297	$1,410,095

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSUIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein are forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 that involve a number of risks and uncertainties.  Such forward-looking information may be indicated by words such as will, may be, expects or anticipates.  In addition to the factors discussed herein, among the other factors that could cause actual results to differ materially are the following: business conditions and growth in the personal computer industry and the general economy; competitive factors such as rival computer and peripheral product sellers and price pressures; availability of vendor products at reasonable prices; inventory risks due to shifts in market demand; and risks presented from time to time in reports filed by the Company with the Securities and Exchange Commission, including but not limited to the annual report on Form 10KSB for the year ended April 30, 2001.

The Company was formed on September 1, 1988 to design, assemble and market high resolution monitors for use with computers.

RESULTS OF OPERATIONS

Three Months Ended July 31, 2001 Versus July 31, 2000

Net sales for the three months ended July 31, 2001 decreased $164,456 or 13.9% compared to the three months ended July 31, 2000.  The primary reason for the decrease is selling a lesser quantity of monitors.

Gross profit increased from $207,168 for the three months ended July 31, 2000 to $283,977 for the three months ended July 31, 2001.  The increase is due to sales of higher margin monitors.

For the three months ended July 31, 2001 development and research expenses decreased $19,671 or 13.7% compared to the three months ended July 31, 2000.  The primary reasons for the decrease are decreased personnel expenses and decreased use of inventory items.

Selling expenses decreased from $195,445 for the three months ended July 31, 2000 to $121,947 for the three months ended July 31, 2001.  The decrease of $73,498 or 37.6% is due to a reduction of sales personnel and a decrease in tradeshow and travel expenses.

Administrative expenses decreased from $119,953 for the three months ended July 31, 2000 to $97,925 for the three months ended July 31, 2001.  A reduction of personnel is the primary reason for the $22,028 or 18.4% decrease.

Interest income decreased from $4,858 for the three months ended July 31, 2000 to $10 for the three months ended July 31, 2001.  Excess cash was depleted during December 2000 and the result is no interest has been earned since December 2000.

Interest expense decreased $2,675 or 32.4% for the three months ended July 31, 2001 compared to the three months ended July 31, 2000. The decrease in the real estate bank loan is the primary reason for the decrease.

The benefit from income taxes decreased from $63,700 for the three months ended July 31, 2000 to a $1000 provision for state income taxes for the three months ended July 31, 2001.  No additional benefits from income taxes will accrue until the Company determines that the recoverability of additional tax benefits is more likely than not.

Liquidity and Capital Resources

Cash used by operations totaled $161,087 for the three months ended July 31, 2001 compared to $82,888 used by operations for the three months ended July 31, 2000.  The decrease of $78,199 is due primarily to the decreased cash flow from accounts receivable, inventory, and accounts payable.

Cash used for investing activities totaled $2,004 for the three months ended July 31, 2001 compared to $1,501 used for the three months ended July 31, 2000.

Cash used for financing activities totaled $25,261 for the three months ended July 31, 2000 compared to $105,000 provided by financing activities for the three months ended July 31, 2001.  Additional funds provided by the line of credit was used to finance accounts receivable, inventory and accounts payable.

The Company’s primary source of liquidity on July 31, 2001 is the bank line of credit of $1,000,000.  The bank line of credit for $500,000 expired on October 29, 2000.  The Company obtained a bank revolving line of credit of $1,000,000 effective December 1, 2000 for two years.  The Company used the revolving line of credit to pay off the real estate loan of $285,086.  The revolving line of credit balance on July 31, 2001 is $423,382.  The Company believes that cash available from the revolving line of credit is adequate to meet the anticipated short term liquidity and capital resource requirements of its business.

Part. 2.

OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

             None.

Item 2.  CHANGES IN SECURITIES

             None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

             None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None

Item 5.  OTHER INFORMATION

             None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

             Form 8-K filed on September 4, 2001 for change in Board positions and membership.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Systems Corporation
Registrant

By: /s/ Dean Scheff

Dean Scheff, Board Chairman and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Dated September 4, 2001