Form 10QSB
period 2001-10-31
IMAGE SYSTEMS CORPORATION
filed 2001-12-11
CIK 49852

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2001

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

                Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No  ☐

                As of October 20, 2001, there were 4,452,597 shares of Common Stock, no par value per share, outstanding.

Part 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

IMAGE SYSTEMS CORPORATION

BALANCE SHEETS

	October 31, 2001	April 30, 2001
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$44,050	$63,423
Accounts Receivable, Net	474,541	799,177
Inventory	1,453,379	1,410,095
Prepaid Expenses	31,680	47,794
Total Current Assets	2,003,650	2,320,489
PROPERTY AND EQUIPMENT:
Land	396,043	396,043
Building	1,310,062	1,310,062
Furniture and Fixtures	249,179	247,522
Production Equipment	344,036	342,032
Less Accumulated Depreciation	(661,259)	(619,932)
Net Property and Equipment	1,638,061	1,675,727
OTHER ASSETS
Deferred Income Taxes	200,000	200,000
Total Assets	$3,841,711	$4,196,216

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Note Payable – Bank	$43,382	$318,382
Accounts Payable	395,168	394,531
Accrued Liabilities	336,182	346,084
Total Current Liabilities	774,732	1,058,997
STOCKHOLDERS’ INVESTMENT:
Undesignated Stock, 5,000,000 Shares Authorized; No Shares Issued or Outstanding	--	--
Common Stock, No Par Value, 5,000,000 Shares Authorized; 4,452,597 Issued and Outstanding	1,104,289	1,104,289
Retained Earnings	1,962,690	2,032,930
Total Stockholders’ Investment	3,066,979	3,137,219
Total Liabilities and Stockholders’ Investment	$3,841,711	$4,196,216

See Accompanying Notes To Financial Statements

IMAGE SYSTEMS CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Second Quarter Ended		For the Six Months Ended
	October 31, 2001	October 31, 2000	October 31, 2001	October 31, 2000
NET SALES	$1,135,099	$1,392,077	$2,150,925	$2,572,359
COST OF PRODUCTS SOLD	844,824	1,106,629	1,576,673	2,079,743
Gross Profit	290,275	285,448	574,252	492,616
OPERATING EXPENSES
Product Development	99,216	146,672	222,754	289,881
Selling	116,901	152,717	238,848	348,162
Administrative	72,200	99,990	170,125	219,943
Total Operating Expenses	288,317	399,379	631,727	857,986
Operating Income (Loss)	1,958	(113.931)	(57,475)	(365,370)
INTEREST INCOME	6	5,235	16	10,093
INTEREST EXPENSE	(6,210)	(7,568)	(11,781)	(15,814)
Net (Loss) Before Income Taxes	(4,246)	(116,264)	(69,240)	(371,091)
BENEFIT FROM (PROVISION FOR) INCOME TAXES	0	29,073	(1,000)	92,773
NET(LOSS)	$(4,246)	$(87,191)	$(70,240)	$(278,318)
NET (LOSS) PER SHARE:
Basic	$(0.00)	$(0.02.)	$(0.02)	$(0.06)
Diluted	$(0.00)	$(0.02)	$(0.02)	$(0.06)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	4,452,597	4,452,597	4,452,597	4,452,597
Diluted	4,452,597	4,452,597	4,452,597	4,452,597

See Accompanying Notes To Financial Statements

IMAGE SYSTEMS CORPORATION

STATEMENT OF CASH FLOWS

(Unaudited)

For the Six Months Ended

	October 31 ,2001	October 31 ,2000
OPERATING ACTIVITIES:
Net (Loss)	$(70,240)	$(278,318)
Adjustments to Reconcile Net (Loss) To Net Cash Provided by (Used for) Operating Activities:
Depreciation	41,327	45,737
Deferred Income Taxes	----	13,533
Change in Operating Items:

Accounts Receivable	324,636	(29,563)
Inventory	(43,284)	84,127
Prepaid Expenses	16,114	4,369
Accounts Payable	637	20,457
Accrued Liabilities	(9,902)	(13,364)
Income Tax Receivable	------------	65,657
Net Cash Provided by (Used for) Operating Activities	259,288	(87,365)

INVESTING ACTIVITIES
Furniture and Equipment Additions	(3,661)	(1,501)

FINANCING ACTIVITIES:
Borrowings from Line of Credit	1,250,000	245,000
Repayments to Line of Credit	(1,525,000)	(245,000)
Repayments to Bank Real Estate Loan	--------------	(50,743)

Net Cash (Used for) Financing Activities	(275,000)	(50,743)
Net Decrease in Cash	(19,373)	(139,609)
CASH AT BEGINNING OF PERIOD	63,423	416,477
CASH AT END OF PERIOD	$44,050	$276,868
SUPPLEMENTAL DISCLOSURES
Interest Paid	$13,008	$7,569
Taxes Paid	$1,000	$0

See Accompanying Notes To Financial Statements

Item 1.  FINANCIAL STATEMENTS

IMAGE SYSTEMS CORPORATION

NOTES TO FINANCIAL STATEMENTS

October 31,2001 and October 31, 2000

(Unaudited)

1.             ORGANIZATION AND ACCOUNTING POLICIES:

The unaudited interim financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  The operating results for the six months ended October 31, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year.  These statements should be read in conjunction with the Company’s most recent audited financial statements dated April 30, 2001.

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

October 31,

October 31,

October 31,

October 31,

2001

2000

2001

2000

Weighted Average Common Shares
Outstanding for Basic Earnings Per Share	4,452,597	4,452,597	4,452,597	4,452,597
Weighted Average Common Shares
Issuable Under the Exercise of Options	--	--	--	--
Shares Used in Diluted Earnings Per Share	4,452,597	4,452,597	4,452,597	4,452,597

3.             INVENTORY

Breakdown of inventory is as follows:

October 31, 2001

April 30, 2001

(Unaudited)

(Audited)

Finished Goods	$109,872	$106,862
Work in Process	47,215	53,974
Components	1,296,292	1,249,259
Total Inventory	$1,453,379	$1,410,095

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

RESULTS OF OPERATIONS

Three Months Ended October 31, 2001 Versus October 31, 2000

Net sales for the three months ended October 31, 2001 decreased $256,978 or 18.5% compared to the three months ended October 31, 2000.  The primary reason for the decrease is selling a lesser quantity of monitors.

Gross profit percentage increased from 20.5% for the three months ended October 31, 2000 to 25.6% for the three months ended October 31, 2001.  The increase is due to sales of higher margin monitors.

For the three months ended October 31, 2001 development and research expenses decreased $47,456 or 32.4% compared to the three months ended October 31, 2000.  The primary reasons for the decrease are decreased personnel and decreased use of inventory Items.

Selling expenses decreased from $152,717 for the three months ended October 31, 2000 to $116,901 for the three months ended October 31, 2001.  The decrease of $35,816 or 23.5% is due to a reduction of sales personnel .

Administrative expenses decreased from $99,990 for the three months ended October 31, 2000 to $72,200 for the three months ended October 31, 2001.  A reduction of personnel expense is the primary reason for the $27,790 or 27.8% decrease.

Interest income decreased from $5,235 for the three months ended October 31, 2000 to $6 for the three months ended October 31, 2001.  Excess cash was depleted during December 2000 and the result is minimal interest has been earned since December 2000.

Interest expense decreased $1,358 or 17.9% for the three months ended October 31, 2001 compared to the three months ended October 31, 2000. The decrease in the real estate bank loan is the primary reason for the decrease.

The benefit from income taxes decreased from $29,073 for the three months ended October 31, 2000 to no provision for income taxes for the three months ended October 31, 2001.  No additional benefits from income taxes will be recorded until the Company determines that the recoverability of additional tax benefits is more likely than not.

Six Months Ended October 31, 2001 Versus October 31, 2000

Net sales decreased $421,434 or 16.4% for the six months ended October 31,2001 compared to the six months ended October 31, 2000.  The decrease is due to selling a lesser quantity of monitors.

Gross profit increased $81,636 for the six months ended October 31, 2001compared to the six months ended October 31, 2000. The gross profit percentage also increased from 19.2% to 26.7%. The increase is due to selling higher margin monitors.

For the six months ended October 31, 2001 product research and development expenses decreased $67,127 or 23.2% compared to the six months ended October 31, 2000.  Decreased use of inventory and decreased personnel expenses are the primary reasons for the decrease.

Selling expenses decreased $109,314 or 31.4% for the six months ended October 31, 2001 compared to the six months ended October 31, 2000. The primary reasons for the decreases are lower personnel, tradeshow, travel, marketing, and commission expenses.

Administrative expenses decreased from $219,943 for the six months ended October 31, 2000 to $170,125 for the six months ended October 31, 2001.  A reduction of personnel expense is the primary reason for the 22.7% decrease.

Interest income decreased from $10,093 for the six months ended October 31, 2000 to $16 for the six months ended October 31, 2001.  Excess cash was depleted during December 2000 and the result is minimal interest has been earned since December 2000.

Interest expense decreased from $15,814 for the six months ended October 31, 2000 to $11,781 for the six months ended October 31, 2001. The decrease is due to the decline in the real estate loan.

The benefit from income taxes decreased from $92,773 for the six months ended October 31,2000 to $1,000 provision for state income taxes for the six months ended October 31, 2001. No additional benefit from income taxes will be recorded until the company determines that recoverability of additional tax benefits is more likely than not.

Liquidity and Capital Resources

Cash provided by operations totaled $259,288 for the six months ended October 31, 2001 compared to $87,365 used for operations for the six months ended October 31, 2000.  The increase of $346,653 is due primarily to the increased cash flow from accounts receivable and reduced net loss  amount offset by cash used to fund inventory.

Cash used for investing activities totaled $3,661 for the six months ended October 31, 2001 compared to $1,501 used for the six months ended October 31, 2000.

Cash used for financing activities totaled $275,000 for the six months ended October 31, 2001  compared to $50,743 used for financing activities for the six months ended October 31, 2000.  Additional funds provided by operating activities were used for reducing the Company’s bank line of credit.

The Company’s primary source of liquidity on October 31, 2001 is the bank line of credit of $1,000,000.  The bank line of credit for $500,000 expired on October 29, 2000.  The Company obtained a bank revolving line of credit of $1,000,000 effective December 1, 2000 for two years.  The Company used the revolving line of credit to pay off the real estate loan of $285,086.  The revolving line of credit balance on October 31, 2001 is $43,382.  The Company believes that cash available from the revolving line of credit is adequate to meet the anticipated short term liquidity and capital resource requirements of its business.

Part. 2.

OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

                None.

Item 2.  CHANGES IN SECURITIES

                None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

                None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None

Item 5.  OTHER INFORMATION

                None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                Form 8-K filed on December 7, 2001 for change in Board positions and membership.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Systems Corporation
Registrant

By:	/s/ Dean Scheff
Dean Scheff, Board Chairman
and Chief Financial Officer
(Principal Executive Officer and
Principal Financial Officer)

Dated December 7, 2001