Form 10QSB
period 2002-01-31
IMAGE SYSTEMS CORPORATION
filed 2002-03-14
CIK 49852

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2002

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

                Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

                As of February 20, 2002, there were 4,452,597 shares of Common Stock, no par value per share, outstanding.

Part 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

IMAGE SYSTEMS CORPORATION

BALANCE SHEETS

	January 31, 2002	April 30, 2001
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$77,500	$63,423
Accounts Receivable, Net	368,959	799,177
Inventory	1,586,083	1,410,095
Prepaid Expenses	32,126	47,794
Total Current Assets	2,064,668	2,320,489
PROPERTY AND EQUIPMENT:
Land	396,043	396,043
Building	1,310,062	1,310,062
Furniture and Fixtures	260,198	247,522
Production Equipment	344,036	342,032
Less Accumulated Depreciation	(682,491)	(619,932)
Net Property and Equipment	1,627,848	1,675,727
OTHER ASSETS
Deferred Income Taxes	200,000	200,000
Total Assets	$3,892,516	$4,196,216
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Bank Line Of Credit	$—	$318,382
Accounts Payable	412,570	394,531
Accrued Liabilities	371,192	346,084
Total Current Liabilities	783,762	1,058,997
STOCKHOLDERS’ INVESTMENT:
Undesignated Stock, 5,000,000 Shares Authorized; No Shares Issued or Outstanding	—	—
Common Stock, No Par Value, 5,000,000 Shares Authorized; 4,452,597 Issued and Outstanding	1,104,289	1,104,289
Retained Earnings	2,004,465	2,032,930
Total Stockholders’ Investment	3,108,754	3,137,219
Total Liabilities and Stockholders’ Investment	$3,892,516	$4,196,216

See Accompanying Notes To Financial Statements

IMAGE SYSTEMS CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For The Third Quarter Ended		For The Nine Months Ended
	January 31, 2002	January 31, 2001	January 31, 2002	January 31, 2001
NET SALES	$1,285,276	$1,132,454	$3,436,201	$3,704,813
COST OF PRODUCTS SOLD	847,548	925,118	2,424,221	3,004,861
Gross Profit	437,728	207,336	1,011,980	699,952
OPERATING EXPENSES
Product Development	138,733	148,798	361,487	438,679
Selling	146,893	156,634	385,741	504,796
Administrative	109,592	97,854	279,717	317,797
Total Operating Expenses	395,218	403,286	1,026,945	1,261,272
Operating Income (Loss)	42,510	(195,950)	(14,965)	(561,320)
INTEREST INCOME	—	1,325	16	11,418
INTEREST EXPENSE	(735)	(5,291)	(12,516)	(21,105)
Net Income (Loss) Before Income Taxes	41,775	(199,916)	(27,465)	(571,007)
BENEFIT FROM (PROVISION FOR) INCOME TAXES	0	49,979	(1,000)	142,752
NET INCOME(LOSS)	$41,775	$(149,937)	$(28,465)	$(428,255)
NET INCOME(LOSS) PER SHARE
Basic	$0.01	$(0.03)	$(0.01)	$(0.10)
Diluted	$0.01	$(0.03)	$(0.01)	$(0.10)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	4,452,597	4,452,597	4,452,597	4,452,597
Diluted	4,452,597	4,452,597	4,452,597	4,452,597

See Accompanying Notes To Financial Statements

IMAGE SYSTEMS CORPORATION

STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	January 31, 2002	January 31, 2001
OPERATING ACTIVITIES:
Net (Loss)	$(28,465)	$(428,255)
Adjustments to Reconcile Net (Loss) To Net Cash Provided by (Used for) Operating Activities:
Depreciation	62,558	68,606
Change in Operating Items:
Accounts Receivable	430,218	46,915
Inventory	(175,988)	107,547
Prepaid Expenses	15,668	2,477
Accounts Payable	18,039	(109,622)
Accrued Liabilities	25,108	(6,242)
Deferred Income Taxes	—	(36,446)
Income Tax Receivable	—	65,657
Net Cash Provided by (Used for) Operating Activities	347,138	(289,363)

INVESTING ACTIVITIES
Furniture and Equipment Additions	(14,679)	(1,501)

FINANCING ACTIVITIES:
Checks Written in Excess of Cash	—	19,194
Net Payment on Line of Credit	(318,382)	(76,704)
Repayments to Bank Real Estate Loan	—	(68,103)
Net Cash (Used for) Financing Activities	(318,382)	(125,613)
Net Increase (Decrease) in Cash	14,077	(416,477)
CASH AT BEGINNING OF PERIOD	63,423	416,477
CASH AT END OF PERIOD	$77,500	$0
SUPPLEMENTAL DISCLOSURES
Interest Paid	$14,441	$21,834
Taxes Paid	$1,000	$0
Non-Cash Refinancing of Real Estate Loan	$0	$285,086

See Accompanying Notes To Financial Statements

Item 1.  FINANCIAL STATEMENTS

IMAGE SYSTEMS CORPORATION

NOTES TO FINANCIAL STATEMENTS

January 31, 2002 and January 31, 2001

(Unaudited)

1.             ORGANIZATION AND ACCOUNTING POLICIES:

The unaudited interim financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  The operating results for the nine months ended January 31, 2002 are not necessarily indicative of the operating results to be expected for the full fiscal year.  These statements should be read in conjunction with the Company’s most recent audited financial statements dated April 30, 2001.

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

	For The Third Quarter Ending		For The Nine Months Ending

	January 31, 2002	January 31, 2001	January 31, 2002	January 31, 2001
Weighted Average Common Shares Outstanding for Basic Earnings Per Share	4,452,597	4,452,597	4,452,597	4,452,597
Weighted Average Common Shares Issuable Under the Exercise of Options	—	—	—	—
Shares Used in Diluted Earnings Per Share	4,452,597	4,452,597	4,452,597	4,452,597

3.             INVENTORY

Breakdown of inventory is as follows:

	January 31, 2002	April 30, 2001

	(Unaudited)	(Audited)
Finished Goods	$230,007	$106,862
Work in Process	96,221	53,974
Components	1,259,855	1,249,259
Total Inventory	$1,586,083	$1,410,095

4.             CONTINGENCIES

The Company is a party to ongoing legal and tax proceedings arising in the ordinary course of business. The Company has been in contact with it’s bank since January 22, 2002 in regards to a customer’s forged check. Although the total loss could be nearly $50,000, management’s opinion is the loss will be substantially less and will not have a material adverse effect on the Company’s financial position or result of operations.

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

RESULTS OF OPERATIONS

Three Months Ended January 31, 2002 Versus January 31, 2001

Net sales for the three months ended January 31, 2002 increased 13.5% or  $152,822 compared to the three months ended January 31, 2001.  The primary reason for the increase is selling more monitors at higher prices.

Gross profit percentage increased from 18.3% for the three months ended January 31, 2001 to 34.1% for the three months ended January 31, 2002.  The increase is due to sales of higher margin monitors and a reduction in production expenses.

For the three months ended January 31, 2002 development and research expenses decreased $10,065 or 6.8% compared to the three months ended January 31, 2001.  The primary reasons for the decrease are decreased personnel expenses.

Selling expenses decreased from $156,634 for the three months ended January 31, 2001 to $146,893 for the three months ended January 31, 2002.  The decrease of $9,741 or 6.2% is due to a reduction of sales personnel .

Administrative expenses increased from $97,854 for the three months ended January 31, 2001 to $109,592 for the three months ended January 31, 2002.The primary reason for the $11,738 increase  is consulting expenses during the last week of January 2002.

Interest income decreased from $1,325 for the three months ended January 31, 2001 to $0 for the three months ended January 31, 2002.  Excess cash was depleted during December 2000 and the result is minimal interest has been earned since December 2000.

Interest expense decreased $4,556 or 86.1% for the three months ended January 31, 2002 compared to the three months ended January 31, 2001. The decrease in the real estate bank loan and the bank line of credit are the primary reasons for the decrease.

The benefit from income taxes decreased from $49,979 for the three months ended January 31, 2001 to no provision for income taxes for the three months ended January 31, 2002.  No additional benefits from income taxes will be recorded until the Company determines that the recoverability of additional tax benefits is more likely than not.

Nine Months Ended January 31, 2002 Versus January 31, 2001

Net sales decreased $268,612 or 7.3% for the nine months ended January 31, 2002 compared to the nine months ended January 31, 2001.  The decrease is due to selling a lesser quantity of monitors.

Gross profit increased $312,028 for the nine months ended January 31, 2002 compared to the nine months ended January  31, 2001. The gross profit percentage also increased from 18.9% to 29.5%. The increase is due to selling higher margin monitors and reduced production expenses.

For the nine months ended January 31, 2002 product research and development expenses decreased $77,192 or 17.6% compared to the nine months ended January 31, 2001.  Decreased use of inventory and decreased personnel expenses are the primary reasons for the decrease.

Selling expenses decreased $119,055 or 23.6% for the nine months ended January 31, 2002 compared to the nine months ended January 31, 2001. The primary reasons for the decreases are lower personnel, tradeshow, travel, and marketing expenses.

Administrative expenses decreased from $317,797 for the nine months ended January 31, 2001 to $279,717 for the nine months ended January 31, 2002.  A reduction of personnel expense is the primary reason for the 12.0% decrease.

Interest income decreased from $11,418 for the nine months ended January 31, 2001 to $16 for the nine months ended January 31, 2002.  Excess cash was depleted during December 2000 and the result is minimal interest has been earned since December 2000.

Interest expense decreased from $21,105 for the nine months ended January 31, 2001 to $12,516 for the nine months ended January 31, 2002. The decrease is due to the decline in the real estate bank loan and the bank line of credit.

The benefit from income taxes decreased from $142,752 for the nine months ended January 31, 2002 to a $1,000 provision for state income taxes for the nine months ended January 31, 2002. No additional benefit from income taxes will be recorded until the company determines that recoverability of additional tax benefits is more likely than not.

Liquidity and Capital Resources

Cash provided by operations totaled $347,138 for the nine months ended January 31, 2002 compared to $289,363 used for operations for the nine months ended January 31, 2001.  The increase of $636,501 is due primarily to the increased cash flow from accounts receivable, accounts payable and reduced net loss amount offset by cash used to fund inventory.

Cash used for investing activities totaled $14,679 for the nine months ended January 31, 2002 compared to $1,501 used for the nine months ended January 31, 2001.

Cash used for financing activities totaled $318,382 for the nine months ended January 31, 2002  compared to $125,613 used for financing activities for the nine months ended January 31, 2001.  Additional funds provided by operating activities were used for reducing the Company’s bank line of credit.

The Company’s primary source of liquidity on January 31, 2002 is the bank line of credit of $1,000,000.  The bank line of credit for $500,000 expired on October 29, 2000.  The Company obtained a bank revolving line of credit of $1,000,000 effective December 1, 2000 for two years.  The Company used the revolving line of credit to pay off the real estate loan of $285,086.  The revolving line of credit balance on January 31, 2002 is $0.  The Company believes that cash available from the revolving line of credit is adequate to meet the anticipated short term liquidity and capital resource requirements of its business.

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

Image Systems Corporation
Registrant

	By:	/s/ David Sorensen
David Sorensen, President
and Chief Financial Officer
(Principal Executive Officer and
Principal Financial Officer)
Dated March 8, 2002