Form 10KSB
period 2002-04-30
IMAGE SYSTEMS CORPORATION
filed 2002-07-24
CIK 49852

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the Fiscal year ended April 30, 2002

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from _______ to ______

Commission File No. 021245

IMAGE SYSTEMS CORPORATION

(Name of Small Business Issuer in its charter)

Minnesota	41-1620497
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

6103 Blue Circle Drive, Minnetonka, Minnesota	55343
(Address of principal executive offices)	(Zip Code)

952-935-1171
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. ☒

     The Issuer’s revenues for the fiscal year ended April 30, 2002 were $4,322,640.

     As of July 15, 2002, 4,452,597 shares of the Issuer’s Common Stock were outstanding.  The aggregate market value of the Common Stock held by non-affiliates of the Issuer on such date (based on the low bid for such shares as reported by the Metro Data company, a computer service bureau, that collects quotations from local market makes) was $314,423.  Such quotations represent interdealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions.  For purposes of this computation, affiliates of the Issuer are deemed only to be the Issuer’s officers and directors.

PART 1

ITEM 1.                             BUSINESS

Image Systems Corporation (the “Company”) designs, develops, manufactures and markets large high-bright high-resolution monitors in both CRT and flat panel formats.  The Company’s monitors provide high brightness and high resolution which are needed in applications such as medical imaging, scientific analysis and image processing.

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

The primary market for the Company’s monitors is the medical field, particularly radiology.  The growing technology of Picture Archiving and Communications Systems (PACS) and technology in hospitals and clinics, allows x-rays, magnetic resonance images and other tests to be displayed on a computer monitor.  Electronic storage, retrieval, display and transmission of these images can be less costly and more expedient for consultation and diagnosis by the medical staff than film based applications.  The images can be transmitted electronically to remote diagnostic stations for multiple participant consultation.  The large size, high resolution and brightness of the Company’s monitors are well-suited for this market.

Secondary markets are Military, Air Traffic Control (ATC) and ruggedized flat panel displays. Military and ATC require many of the same attributes as the medical marketplace; large size, high contrast and high resolution with the additional capability of sunlight readability.  Ruggedized flat panels require all of the above plus MIL standards for shock and vibration.

The Company has responded to these opportunities by concentrating on the technically sophisticated end of the product spectrum.  The Company’s high bright, high resolution displays are both computer platform and video board independent.  High resolution and brightness combine to give a clear, sharp, easily readable display which reduces eye strain.  The typical monitor provides 30-40 Footlamberts of brightness.  The Company’s monitors provide 65-100 Footlamberts, at least twice as bright as standard monitors.

The Company’s circuitry, HRMS™ (Hi-Res Multi-Sweep™) enables the autosynchronous monitors to adjust dynamically to numerous display boards and standards.  HRMS™ provides compatibility with high resolution display controllers for many computer platforms, including PCs, and workstation level systems, such as SUN, HP, and Silicon Graphics and it facilitates the replacement of older legacy displays located through a hospital enterprise.

Manufacturing

The Company’s components and subassemblies are produced by subcontractors whose primary task is building reliable and economical subassemblies.  Final assembly and quality assurance are performed by the Company at its corporate facility.  Components are obtained from a number of sources.  Some components are shelf items and readily available.  Other components are custom made for the Company.  The printed circuit boards, designed by the Company, are “stuffed” for the Company by custom suppliers within close proximity of Company facilities.  The monitors are subject to final inspection where final adjustments are made prior to shipment.

Marketing

The Company’s promotion strategy is to increase product and corporate name recognition through a variety of means including: ongoing market research, advertising, product press releases, product reviews, listing in buyer’s guides, magazine articles, distribution of printed materials, lead tracking, an internet site and trade shows.  The Company believes that trade shows have provided the Company’s products with significant exposure.

The Company’s pricing strategy is to establish competitive pricing for products that are marketed and designed for the technologically sophisticated end of the product spectrum.  Early in the Company’s development management determined that it would not be a mass producer of monitors.  Rather it would produce monitors for smaller niche markets such as medical imaging, photo interpretation, simulation and sunlight readable monitors.  Management believed that it would be difficult to compete on the basis of price in the mass market with the foreign manufacturers.  The Company’s monitors are priced from $1,800 to more than $10,000.  Industry accepted discounts are given to VARs, OEMs and Resellers.  These are appropriate prices for customers who need to be cost effective in an industry that continues to be more and more sophisticated.

The Company markets primarily two product lines — CRT’s and Flat Panels.  The amount of sales for CRT’s amounted to $3,393,525 and $4,869,718 for respective years ending April 30, 2002 and April 30, 2001.  Flat Panels sales were $929,115 for the year ended April 30, 2002 and $116,245 for the year ended April 30, 2001.

Competition

The computer monitor industry is highly competitive.  The Company’s CRT monitors compete with large well-established companies such as Siemens and Barco, whose products are generally more expensive.  The company also competes with Dome, Barco and other smaller players in the high-resolution, grayscale LCD monitor segment. The rugged monitor market is fragmented with many smaller companies providing product offerings.

The Company has engaged in research and development since its inception.  Research and development expenses were $557,834 in 2001 and $510,111 in 2002.

Products,

The Company’s gray scale monitors range in size from 9” to 24” in landscape mode.  The 21” and the 24” are also available in portrait mode.  Versions of these monitors operate between

NTSC and 80 kH,z, from 48 kHz to 108 kHz and from 90 kHz to 200 kHz.  Image Systems’ High Resolution Multi-Sweep (TM) (HRMS [TM]) circuitry enables the monitors to sweep these frequencies and display NTSC up to the high end of 5 million pixel images.  However, pixel count alone is not sufficient and must be coupled with high brightness and high contrast.

The Company’s newest products are ruggedized flat panels with high brightness and high contrast.  Grayscale integrity is excellent and in non-ruggedized format is an ideal display for such areas as cath labs and surgical suites which have space constraints as well as high bright, high contrast requirements.

Customers

The Company had three customers - Richardson $657,764, General Electric Medical $988,936 and Marconi $593,278 - which accounted for 44% of net sales for the year ended April 30, 2001 and had two customers - Heartlab $799,615 and Richardson $542,711 - which accounted for 31% of net sales for the year ended April 30, 2002.

The Company had foreign sales totaling $573,528 for the year ended April 30, 2002 compared to $672,239 for the year ended April 30, 2001.

Backlog

The dollar amount of the Company’s backlog of orders considered to be firm at April 30, 2002 was approximately $380,000.  The Company expects that nearly all orders considered to be firm at April 30, 2002 will be filled during the 2003 fiscal year.  The Company does not believe that its backlog at anytime is necessarily indicative of annual sales.  The business of the Company is not subject to significant seasonal variations.

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

Employees

As of May 1, 2002, the Company had 19 full time employees and 4 part time employees.  None are represented by a labor union.  The Company believes its employee relations are satisfactory.

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

There were no matters submitted to security holders during the quarter ended April 30, 2002.

PART II

ITEM 5.                             MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED

                                                                        STOCKHOLDER MATTERS

On February 21, 1997 and thereafter the price per share is quoted on the NASDAQ Small Cap Market under the symbol “IMSG.”  The following table sets forth, for the quarter indicated, the low and high bid prices per share for the Company’s Common Stock as reported by The NASDAQ Stock Market, Inc.  Such quotations represent interdealer prices, without retail markup, markdown or commission, and no not necessarily represent actual transactions.

Fiscal Year ended April 30, 2000	Low Bid	High Bid
Quarter ended July 31, 1999

$

1.125

$

1.500

Quarter ended October 31, 1999	.719	.750
Quarter ended January 31, 2000	1.250	1.375
Quarter ended April 30, 2000	.750	1.000

Fiscal Year ended April 30, 2001

Quarter ended July 31, 2000	.625	1.094
Quarter ended October 31, 2000	.313	.813
Quarter ended January 31, 2001	.260	.330
Quarter ended April 30, 2001	.180	.313

Fiscal Year ended April 30, 2002

Quarter ended July 31, 2001	.180	.320
Quarter ended October 31, 2001	.180	.310
Quarter ended January 31, 2002	.200	.350
Quarter ended April 30, 2002	.180	.450

The Company has never paid cash dividends on its Common Stock.  The Company currently intends to retain earnings for use in its operations and does not anticipate paying cash dividends in the foreseeable future.  As of July 15, 2002, there were approximately 420 record holders of the Company’s Common Stock.

ITEM 6.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Year Ended April 30, 2002 Versus April 30, 2001

Net sales decreased $663,323 or 13.3% for the year ended April 30, 2002 compared to the year ended April 30, 2001. The decrease is due to selling a lesser quantity of monitors.

Gross profit increased $292,021 for the year ended April 30, 2002 compared to year ended April 30, 2001.  The gross profit percentage increased from 19.6% to 29.4%.  The increase is due to selling higher margin monitors and reduced production expenses.

For the year ended April 30, 2002 product development and research expenses decreased $47,723 or 8.6% compared to the year ended April 30, 2001. Decreased personnel expense is the primary reason for the decrease.

Selling expenses decreased $160,943 or 24.4% for the year ended April 30, 2002. The primary reasons for the decreases are lower personnel and travel expenses.

Administration expenses increased from $407,092 for the year ended April 30, 2001 to $420,811 for the year ended April 30, 2002.  The use of outside consultants during January and February 2002 is the reason for the increase.

Interest income decreased from $11,430 for the year ended April 30, 2001 to $17 for the year ended April 30, 2002. Excess cash was depleted during December 2000 and as a result minimal interest has been earned since December 2000.

Interest expense decreased from $25,933 for the year ended April 30, 2001 to $14,034 for the year ended April 30, 2002.  The decrease is due to the decline of the real estate bank loan and the bank line of credit.

Early in 2002 the federal government passed income tax regulations which increased the loss carry back period from two to five years.  Consequently, in fiscal 2002, the Company was able to carry back its net operating losses and recover income taxes paid in prior years of $274,000.  This income tax benefit was offset by the write-off of the Company’s net deferred tax asset in fiscal 2002.

Liquidity and Capital Resources

Cash provided by operating activities totaled $34,515 for the year ended April 30, 2002 compared to $316,746 used for operating activities for the year ended April 30, 2001. The increase of $351,261 is due primarily to the increased cash flow from accounts receivable, deferred income taxes and the reduced net loss amount offset by cash used for inventory, income tax receivables, and accounts payable.

Cash used for investing activities totaled $14,680 for the year ended April 30, 2002 compared to $1,501 for the year ended April 30, 2001.

Cash used for financing activities increased nominally from $34,807 for the year ended April 30, 2001 to $38,382 for the year ended April 30, 2002.

The Company’s primary source of liquidity on April 30, 2002 is the bank line of credit of $1,000,000.  The bank line of credit for $500,000 expired on October 29, 2000.  The Company obtained a bank revolving line of credit of $1,000,000 effective December 1, 2000 for two years. The Company intends to renew the bank line of credit on December 1, 2002.  The Company used the revolving line of credit to pay off the real estate loan of $285,086. The revolving line of credit balance on April 30, 2002 is $280,000.  The Company believes that cash available from the line of credit is adequate to meet anticipated short term liquidity and capital requirements of its business.

ITEM 7.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted as not required, not material or the information required has been included elsewhere in the financial statements and related notes.

INDEPENDENT AUDITOR’S REPORT

Board of Directors

Image Systems Corporation

Minnetonka, Minnesota

We have audited the balance sheets of Image Systems Corporation (a Minnesota corporation) as of April 30, 2002 and 2001, and the related statements of operations, stockholders’ investment, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Image Systems Corporation as of April 30, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

LARSON, ALLEN, WEISHAIR & CO., LLP

Minneapolis, Minnesota

June 14, 2002

IMAGE SYSTEMS CORPORATION

BALANCE SHEETS

APRIL 30, 2002 AND 2001

	2002	2001
ASSETS
CURRENT ASSETS
Cash	$44,876	$63,423
Accounts Receivable, Net of Allowance for Doubtful Accounts of $24,000 and $40,000 in 2002 and 2001, Respectively	460,337	799,177
Inventories	1,496,101	1,410,095
Prepaid Expenses and Other	18,049	47,794
Income Tax Receivable	274,000	—
Total Current Assets	$2,293,363	$2,320,489

PROPERTY AND EQUIPMENT
Land	$396,043	$396,043
Building	1,310,062	1,310,062
Furniture and Fixtures	260,198	247,522
Production Equipment	344,036	342,032
Total	$2,310,339	$2,295,659
Less: Accumulated Depreciation	703,470	619,932
Net Property and Equipment	$1,606,869	$1,675,727

OTHER ASSETS
Deferred Income Taxes	$—	$200,000

Total Assets	$3,900,232	$4,196,216

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Note Payable—Bank	$280,000	$318,382
Accounts Payable	229,406	394,531
Accrued Expenses	355,264	346,084
Total Current Liabilities	$864,670	$1,058,997

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ INVESTMENT
Undesignated Stock, 5,000,000 Shares Authorized; None Issued or Outstanding	$—	$—
Common Stock, No Par Value, 5,000,000 Shares Authorized; 4,452,597 Issued and Outstanding	1,104,289	1,104,289
Retained Earnings	1,931,273	2,032,930
Total Stockholders’ Investment	$3,035,562	$3,137,219

Total Liabilities and Stockholders’ Investment	$3,900,232	$4,196,216

See accompanying Notes to Financial Statements.

IMAGE SYSTEMS CORPORATION

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED APRIL 30, 2002 AND 2001

	2002	2001
NET SALES	$4,322,640	$4,985,963

COST OF PRODUCTS SOLD	3,053,507	4,008,851

GROSS PROFIT	$1,269,133	$977,112

OPERATING EXPENSES
Product Development	$510,111	$557,834
Selling	498,851	659,794
Administrative	420,811	407,092
Total Operating Expenses	$1,429,773	$1,624,720

OPERATING LOSS	$(160,640)	$(647,608)

INTEREST INCOME	17	11,430

INTEREST EXPENSE	(14,034)	(25,933)

LOSS BEFORE INCOME TAXES	$(174,657)	$(662,111)

BENEFIT FOR INCOME TAXES	(73,000)	(130,000)

NET LOSS	$(101,657)	$(532,111)

NET LOSS PER COMMON SHARE
Basic	$(0.02)	$(0.12)

Diluted	$(0.02)	$(0.12)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	4,452,597	4,452,597

Diluted	4,452,597	4,452,597

See accompanying Notes to Financial Statements.

IMAGE SYSTEMS CORPORATION

STATEMENTS OF STOCKHOLDERS’ INVESTMENT

FOR THE YEARS ENDED APRIL 30, 2002 AND 2001

	Common Stock
	Shares	Amount	Retained Earnings	Total
BALANCE, APRIL 30, 2000	4,452,597	$1,104,289	$2,565,041	$3,669,330

Net Loss	—	—	(532,111)	(532,111)

BALANCE, APRIL 30, 2001	4,452,597	$1,104,289	$2,032,930	$3,137,219

Net Loss	—	—	(101,657)	(101,657)

BALANCE, APRIL 30, 2002	4,452,597	$1,104,289	$1,931,273	$3,035,562

See accompanying Notes to Financial Statements.

IMAGE SYSTEMS CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2002 AND 2001

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(101,657)	$(532,111)
Adjustments to Reconcile Net Loss to Net Cash Provided (Used) by Operating Activities:
Depreciation	83,538	91,471
Loss on Disposal of Equipment	—	866
(Increase) Decrease in Deferred Income Taxes	200,000	(22,975)
(Increase) Decrease in Current Assets:
Accounts Receivable	338,840	(115,944)
Inventories	(86,006)	219,816
Prepaid Expenses and Other	29,745	(22,392)
Income Taxes Receivable	(274,000)	65,657
Increase (Decrease) in Current Liabilities:
Accounts Payable	(165,125)	18,500
Accrued Expenses	9,180	(19,634)
Net Cash Provided (Used) by Operating Activities	$34,515	$(316,746)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and Equipment Additions	$(14,680)	$(1,501)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Note Payable—Bank	$(38,382)	$33,296
Repayments on Long-Term Debt	—	(68,103)
Net Cash Used by Financing Activities	$(38,382)	$(34,807)

NET DECREASE IN CASH	$(18,547)	$(353,054)

Cash—Beginning of Year	63,423	416,477

CASH—END OF YEAR	$44,876	$63,423

SUPPLEMENTAL DISCLOSURES
Interest Paid	$15,070	$26,588

Noncash Debt Proceeds and Payoffs from Refinancing	$—	$285,086

See accompanying Notes to Financial Statements.

IMAGE SYSTEMS CORPORATION

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2002 AND 2001

NOTE 1                ORGANIZATION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Image Systems Corporation (the Company), a Minnesota corporation, designs, assembles and markets large, high-resolution computer monitors. All production and subassembly work is performed by subcontractors. Final assembly and quality assurance are performed by the Company. Sales of the Company’s products are primarily in the domestic market.

Cash

The Company’s cash balances are maintained at high quality financial institutions. At times these cash balances may exceed FDIC insured limits.

Inventories

Inventories are stated at the lower of first-in, first-out cost or market and are summarized as follows:

	2002	2001
Finished Goods	$370,311	$106,862
Work in Process	18,715	53,974
Components	1,107,075	1,249,259
Total Inventories	$1,496,101	$1,410,095

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

Building	39 Years
Furniture and Fixtures	5 - 7 Years
Production Equipment	5 - 7 Years

Revenue Recognition

Revenue from product sales is recognized upon shipment to customer, title passing and all obligations of the Company have been satisfied. Provisions for discounts and rebates to customers, and returns and other adjustments are provided for in the same period the related sales are recorded.

Research and Development Costs

The Company charges all research and development costs to operations in the period incurred. During the years ended April 30, 2002 and 2001, the Company incurred $255,187 and $258,732, respectively, of research and development costs.

Warranty Costs

The Company warrants its products against defects in materials and workmanship under normal use and for service for 18 months. The reserve for warranty costs of $140,000 as of April 30, 2002 and 2001 has been established to cover estimated costs of warranty claims.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect ondeferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are subject to a valuation allowance based on the estimated realization of these assets.

Net Income (Loss) Per Share

Basic earnings (losses) per share (EPS) is computed by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted EPS is computed by including dilutive common stock equivalents with the basic weighted average shares outstanding. Common stock equivalents were anti-dilutive at April 30, 2002 and 2001.

Financial Instruments

For most instruments, including receivables, accounts payable and accruals, the carrying amount approximates fair value as these instruments are short-term in nature. The fair value of the Company’s long-term debt, based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities, approximates carrying value as of April 30, 2002 and 2001.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally acceptedaccounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.

Concentrations

The Company typically sells its products to original equipment manufacturers and systems integrators. The Company had two customers that accounted for 31% of net sales for the year ended April 30, 2002 and three customers that accounted for 44% of net sales for the year ended April 30, 2001. Credit risk with respect to trade receivables is generally spread across a number of customers with dispersion across different businesses and geographic regions. Two customers accounted for 42% of outstanding accounts receivable as of April 30, 2002, and three customers accounted for 46% of outstanding accounts receivable as of April 30, 2001.

Recent Pronouncements Not Yet Adopted

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (SFAS No. 141), Business Combinations, and No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 replaces the requirements to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. SFAS No. 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets upon adoption. After transition, the impairment tests will be performed annually. SFAS No. 142 becomes effective for the first quarter of the year ended April 30, 2003. Management believes that SFAS No. 141 and SFAS No. 142 will have no significant effect on the balance sheet, results of operations and cash flows of the Company.

In August 2001, FASB issued SFAS No. 144 (SFAS No. 144), Accounting for Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. As of April 30, 2002, management believes that SFAS No. 144 will have no significant effect on the balance sheet, results of operations, and cash flows of the Company.

NOTE 2                REVOLVING CREDIT AGREEMENT AND LONG-TERM DEBT

The Company has a revolving line of credit agreement that allows for maximum borrowings of $1,000,000. The agreement expires in December 2002. Borrowings bear interest at the bank’s reference rate (4.75% at April 30, 2002). Borrowings are collateralized by the Company’s land and building. At April 30, 2002 and 2001, the Company had borrowings of $280,000 and $318,382, respectively, outstanding under the agreement.

NOTE 3                INCOME TAXES

The provision (benefit) for income taxes for the years ended April 30 is summarized as follows:

	2002	2001
Current Provision (Benefit):
Federal	$(274,000)	$(108,000)
State	1,000	1,000
Total Current	$(273,000)	$(107,000)
Deferred Provision (Benefit)	200,000	(23,000)
Total Benefit	$(73,000)	$(130,000)

Deferred income taxes are the result of provisions of the tax laws that either permit or require certain items of income or expense to be reported for tax purposes in different periods than those in which they are reported for financial reporting. Deferred tax assets primarily relate to the tax effect of temporary differences related to reserves and accruals, net operating loss carryforwards, and research and development tax credit carryforwards.

Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to the expiration of the various credits. In 2002, the Company increased the valuation reserve to reduce the deferred tax asset to zero. The valuation allowance was $323,000 and $291,000 at April 30, 2002 and 2001, respectively. The increase in the valuation allowance was $32,000 and $261,000 at April 30, 2002 and 2001, respectively.

The Company has state net operating loss carryforwards of approximately $352,000 at April 30, 2002. These carryforwards begin to expire at April 30, 2015. At April 30, 2002, the Company also has federal and state research and development credit carryforwards of approximately $126,000. There is no expiration on these credits.

The difference between the federal statutory income tax rate and the Company’s effective tax rate for the years ended April 30 was as follows:

	2002	2001
Federal Statutory Rate	(34)%	(34)%
Adjustments to Estimated Income Tax Accrual	—	(16)
Valuation Reserve	18	39
Research and Development Credits	(18)	(5)
Other	(8)	(4)
Total	(42)%	(20)%

NOTE 4                COMMITMENTS AND CONTINGENCIES

Stock Options

The Company has a stock option plan under which 400,000 common shares are reserved for grant as either nonqualified or incentive stock options to officers, directors and key employees. As of April 30, 2002, 177,500 of the reserved common shares are available for future grant. The options expire, if not exercised, six years after the date of grant. A summary of plan activity is as follows:

	2002		2001
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at Beginning of Year	316,875	$1.36	354,375	$1.32
Granted	—	—	20,000	0.35
Exercised	—	—	—	—
Forfeited or Canceled	(94,375)	1.88	(57,500)	0.75
Outstanding at End of Year	222,500	1.14	316,875	1.36

Options Exercisable at Year-End	157,917	1.21	172,344	1.84

Weighted-Average Fair Value of Options Granted During the Year	$—		$0.10

The following table summarizes information about fixed stock options outstanding at April 30, 2002:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Outstanding at April 30, 2002	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at April 30, 2002	Weighted-Average Exercise Price
0.75 - 1.00	200,000	3.3 Years	$0.81	135,417	$0.83
2.04 - 4.13	22,500	1.3 Years	$4.03	22,500	$4.03

The Company’s stock options are accounted for under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation costs for these plans been determined under SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income (loss) and income (loss) per share would have been changed to the following pro forma amounts:

	2002	2001
Net Loss:
As Reported	$(101,657)	$(532,111)
Pro Forma	$(140,671)	$(594,248)

Basic Losses per Common Share:
As Reported	$(0.02)	$(0.12)
Pro Forma	$(0.03)	$(0.13)

Diluted Losses Per Common Share:
As Reported	$(0.02)	$(0.12)
Pro Forma	$(0.03)	$(0.13)

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions summarized below:

2001
Risk-Free Interest Rates	6.42%
Expected Life of Options Granted	6 years
Expected Volatility of Options Granted	29%
Expected Dividend Yield	None

Operating Leases

The Company leases equipment under an operating lease. The lease requires the Company to pay maintenance, insurance, taxes and other expenses in addition to minimum annual rent. Rent expense was $7,740 in 2002 and 2001. Minimum rental commitments due in 2003 under the noncancelable operating lease is $1,935.

NOTE 5                EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan under which eligible employees can make voluntary contributions of up to 20% of their compensation. The Company made no contributions to this plan in 2002 or 2001.

ITEM 8.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

                                                                        ACCOUNTING AND FINANCIAL DISCLOSURE

                                                Form 8K for change in accountants was filed July 20, 1999.

PART III

ITEM 9.                             DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                The directors and executive officers of the Company are:

Name	Age	Position
Dean Scheff	70	Chairman of the Board/ Director
David Sorensen	41	President,CEO/ Director
Diana Scheff	68	Director
Marta Scheff Volbrecht	42	Executive Vice President/ Director
Laura Sorensen	42	Secretary/ Director
Steven Volbrecht	43	Director
Bradley Beard	43	Director
Don Volbrecht	67	Controller/ Director

The directors of the Company are elected annually by the shareholders for a term of one year or until their successors are elected and qualified.

                                                Dean Scheff.  Chairman of the Board and Director.  He has a B.A. in Economics from the University of Minnesota.  Dean was the founder, president, and CEO of CPT Corporation from 1971 to January, 1988. He is founder of the Company.

                                                Diana Scheff.  Director.  Ms. Scheff has a B.A. in Art and Music from Gustavus Adolphus College. Diana was director of travel and incentives at CPT Corporation for 10 years.   She was a founder of the Company. She has worked for the Company since 1988 as Director of Marketing.

                                                Marta Scheff Volbrecht.  Executive Vice President and Director.  Ms. Volbrecht has a B.A. in International Relations from the University of Minnesota and a MBA from the University of Dallas. She worked for 7 years until 1989 for CPT in sales, marketing and international sales support. She has worked for the Company since 1989 as Vice President of Sales, as Executive Vice President since 2001.

                                                Laura Sorensen.  Director.  Ms. Sorensen has a B.A. in International Relations from the University of Minnesota. She worked for 10 years for CPT in Human Resources, Marketing and Training and Development. She has worked for the Company since 1989 as Manager of Human Resources.

                                                David Sorensen.  President, CEO/Director. Mr. Sorensen received a B.S.M.E. in Mechanical Engineering from the University of Minnesota and a MBA from the University of St. Thomas.  He worked for Honeywell from 1983 to 1990 when Alliant Techsystems was spun off from Honeywell.  He was employed by Alliant Techsystems as a Program Manager from 1990-1992.  He joined the Company on January 1, 1992, as Director of Manufacturing.  During 1994 he took on additional responsibilities as Vice President of Operations. In 2001 he became President and CEO.

                                                Steven Volbrecht.  Director.  Mr. Volbrecht has a B.S.C.E. in Civil Engineering from the University of Minnesota.  He was employed from 1982 to 1988 by Johnson Bros. Corporation as Project Manager and from 1988 to 1991 as Project Manager for Landwehr, Inc.  In 1991 he rejoined Johnson Bros. as a Project Manager.  He was employed by Hansen Thorp Pellinen Olson, Inc. as a Staff Engineer from 1996 to 1999.  Since 1999 he has been employed at Centex as a Land Development Manager.

                                                Bradley Beard.  Director.  Mr. Beard is Vice-President with Fairview Health Services.  He is President of National Rehab Resources, Inc., a company which provides educational and consultative services to healthcare organizations.  He received his Master’s Degree in Healthcare Administration from the University of Minnesota, and B.A. degrees from the Medical College of Georgia and West Chester University.

                                                Donald Volbrecht. Controller and Director Mr. Volbrecht has a B.S. in Business from Valparaiso University in Indiana. Mr. Volbrecht was Chief Accountant for Cenex Inc from 1970-1982, and from 1988-1993 he was Controller with Interstate Express. He has worked for the Company since 1993 as Controller.

                                                Diana Scheff is the wife of Dean Scheff.  Marta Scheff Volbrecht and Laura Sorensen are the children of Dean and Diana Scheff.  David Sorensen is the husband of Laura Sorensen, and Steven Volbrecht is the husband of Marta Scheff Volbrecht. Donald Volbrecht is the father of Steven Volbrecht.

ITEM 10.                       EXECUTIVE COMPENSATION

No executives received compensation in excess of $100,000 during the year ended April 30, 2002.  The total compensation received by all executive officers as a group (6 persons) totaled $308,061.

David Sorensen, the President and CEO of the Company, received a salary of $90,000 and no commissions for the year ended April 30, 2002. For the year ended April 30, 2001, David Sorensen’s salary was $90,000 with commissions of $240.

On May 1, 1994 Image Systems implemented a 401K and a Flexible Benefits Plan for its employees.  The Company has not contributed to these plans.  Image Systems had no long term compensation or other compensation plans.

ITEM 11.                       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

                                                                        MANAGEMENT

                                                The following table sets forth as of July 1, 2002, the beneficial ownership of each person known by the Company to own beneficially 5% or more of the Company’s outstanding shares of Common Stock, of each director of the Company, and of all officers and directors as a group.  Except as otherwise indicated, all persons indicated have sole voting and dispositive power over such share.

Name	Number of Shares		Percent of Class
Dean Scheff(1)

758,285

(2)

17.3

Diana Scheff(1)	792,685	(2)	17.8
Laura Sorensen(1)	617,985		13.9
Marta Volbrecht(1)	618,785		13.9
David Sorensen(2)	—		—
Steven Volbrecht(2)	—		—
All officers and directors as a group (6 persons)	2,787,740		62.8

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

(b)                         Reports on Form 8-K

Form 8-K filed December 7, 2001 for the change in Board positions and membership.

SIGNATURES

                                                In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGE SYSTEMS CORPORATION

Dated: July 22, 2002	By	/s/	David Sorensen
David Sorensen, President

                                                In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ David Sorensen	Director and President and CEO	July 22, 2002
David Sorensen

/s/ Dean Scheff	Director and Chairman of Board	July 22, 2002
Dean Scheff

/s/ Diana Scheff	Director	July 22, 2002
Diana Scheff

/s/ Marta Scheff Volbrecht	Director and Ex Vice President	July 22, 2002
Marta Scheff Volbrecht

/s/ Laura Sorensen	Director and Secretary	July 22, 2002
Laura Sorensen

/s/ Steve Volbrecht	Director	July 22, 2002
Steve Volbrecht

/s/ Donald Volbrecht	Director and Controller	July 22, 2002
Donald Volbrecht

/s/ Bradley Beard	Director	July 22, 2002
Bradley Beard

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

EXHIBIT INDEX

Exhibit		Sequential
No.	Item	Page No.

(3) A.	Articles of Incorporation of the Registrant.(Incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form S-18, as amended, File No. 33-4259C.)

(3) B.	By-Laws of the Registrant. (Incorporated herein by reference to Exhibit 3.2 to Registration Statement on Form S-18, as amended, File No. 33-4259C.)