Form 10QSB
period 2002-07-31
IMAGE SYSTEMS CORPORATION
filed 2002-09-12
CIK 49852

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31,2002

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

                Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No   ☐

                As of July 15, 2002 there were 4,452,597 shares of Common Stock, no par value per share, outstanding.

Part 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

IMAGE SYSTEMS CORPORATION

BALANCE SHEETS

	July 31, 2002	April 30,2002
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$4,856	$44,876
Accounts Receivable, Net	259,432	460,337
Inventory	1,408,619	1,496,101
Prepaid Expenses	42,261	18,049
Income Tax Receivable	274,000	274,000
Total Current Assets	1,989,168	2,293,363

PROPERTY AND EQUIPMENT
Land	396,043	396,043
Building	1,310,062	1,310,062
Furniture and Fixtures	263,567	260,198
Production Equipment	344,036	344,036
Less Accumulated Depreciation	(719,620)	(703,470)
Net Property and equipment	1,594,088	1,606,869

Total Assets	$3,583,256	$3,900,232

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Note Payable-Bank	$280,000	$280,000
Accounts Payable	156,908	229,406
Accrued Liabilities	319,711	355,264
Total Current Liabilities	756,619	864,670

STOCKHOLDERS’ INVESTMENT:
Undesignated Stock, 5,000,000 shares
Authorized: No shares issued or outstanding

Common Stock, No Par Value, 5,000,000 shares Authorized; 4,452,597 Issued and Outstanding	1,104,289	1,104,289
Retained Earnings	1,722,348	1,931,273
Total Stockholders’ Investment	2,826,637	3,035,562

Total Liabilities and Stockholders’ Investment	$3,583,256	$3,900,232

See Accompanying Notes To Financial Statements

IMAGE SYSTEMS CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

For the Three Months Ended

	July 31,2002	July 31,2001
NET SALES	$638,202	$1,015,826
COST OF PRODUCTS SOLD	493,213	731,849
Gross Profit	144,989	283,977
OPERATING EXPENSES
Product development	122,705	123,538
Selling	111,265	121,947
Administrative	115,730	97,925
Total Operating Expenses	349,700	343,410
Operating(Loss)	(204,711)	(59,433)
INTEREST INCOME	0	10
INTEREST EXPENSE	(4,214)	(5,571)
Net(Loss) Before Income Taxes	(208,925)	(64,994)
(PROVISION FOR) INCOME TAXES	0	(1,000)

NET(LOSS)	$(208,925)	$(65,994)

NET(LOSS)PER SHARES
Basic	$(0.05)	$(0.01)
Diluted	$(0.05)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING:
Basic	4,452,597	4,452,597
Diluted	4,452,597	4,452,597

IMAGE SYSTEMS CORPORATION

STATEMENT OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	July 31, 2002	July 31, 2001
OPERATING ACTIVITIES
Net (Loss)	$(208,925)	$(65,994)

Adjustments to Reconcile Net (Loss) to Net Cash
(Used) by Operating Activities:
Depreciation	16,152	20,629

Change in Operating Items:
Accounts Receivable	200,905	131,590
Inventory	87,482	(153,202)
Prepaid Expenses	(24,212)	17,829
Accounts Payable	(72,498)	(96,956)
Accrued Liabilities	(33,046)	(22,263)
Deferred Income	(2,507)	7,280
Net Cash Used by Operating Activities	$(36,649)	$(161,087)

INVESTING ACTIVITIES:
Furniture and Equipment Additions	$(3,371)	$(2,004)

FINANCING ACTIVITIES
Borrowed from Line of Credit	470,000	790,000
Repayment to Line of credit	(470,000)	(685,000)

Net Cash Provided by Financing Activities	—	105,000
Net Decrease in Cash	(40,020)	(58,091)

CASH AT BEGINNING OF PERIOD	44,876	63,423
CASH AT END OF PERIOD	$4,856	$5,332

SUPPLEMENTAL DISCLOSURES
Interest Paid	$3,844	$4,757
Taxes Paid	$—	$1,000

See Accompanying Notes to Financial Statements

Item 1.  FINANCIAL STATEMENTS

IMAGE SYSTEMS CORPORATION

NOTES TO FINANCIAL STATEMENTS

July 31, 2002 and July 31, 2001

(Unaudited)

1.             ORGANIZATION AND ACCOUNTING POLICIES:

The unaudited interim financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  The operating results for the three months ended July 31, 2002 are not necessarily indicative of the operating results to be expected for the full fiscal year.  These statements should be read in conjunction with the Company’s most recent audited financial statements dated April 30, 2002

2.             EARNINGS PER SHARE

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

	For the First Quarter Ending

	July 31, 2002

		July 31,2001

Weighted Average Common Shares Outstanding for Basic Earnings Per Share	4,452,597	4,452,597
Weighted Average Common Shares Issuable Under the Exercise of Options	—	—
Shares Used in Diluted Earnings Per Share	4,452,597	4,452,597

3.             INVENTORY

Breakdown of inventory is as follows:

	July 31, 2002	April 30, 2002
	(Unaudited)	(Audited)
Finished Goods	$285,483	$370,311
Work in Process	45,574	18,715
Components	1,235,562	1,293,075
Inventory Reserve	(158,000)	(186,000)
Total Inventory	$1,408,619	$1,496,101

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSUIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein are forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 that involve a number of risks and uncertainties.  Such forward-looking information may be indicated by words such as will, may be, expects or anticipates.  In addition to the factors discussed herein, among the other factors that could cause actual results to differ materially are the following: business conditions and growth in the personal computer industry and the general economy; competitive factors such as rival computer and peripheral product sellers and price pressures; availability of vendor products at reasonable prices; inventory risks due to shifts in market demand; and risks presented from time to time in reports filed by the Company with the Securities and Exchange Commission, including but not limited to the annual report on Form 10KSB for the year ended April 30, 2002.

The Company was formed on September 1, 1988 to design, assemble and market high resolution monitors for use with computers.

RESULTS OF OPERATIONS

Three Months Ended July 31, 2002 Versus July 31, 2001

Net sales for the three months ended July 31, 2002 decreased $377,624 or 37.2% compared to the three months ended July 31, 2001.  The primary reason for the decrease is selling lesser quantity of monitors.

Gross profit decreased from $283,977 for the three months ended July 31, 2001 to $144,989 for the three months ended July 31, 2002.  The decrease is due to the fixed effect of overhead expenses and less effective production levels.

For the three months ended July 31, 2002 development and research expenses decreased a modest $833 compared to the three months ended July 31, 2001.  The primary reason for the decrease is decreased personnel expenses.

Selling expenses decreased from $121,947 for the three months ended July 31, 2001 to $111,265 for the three months ended July 31, 2002.  The decrease of $10,682 or 8.8% is due to a reduction of personnel expenses.

Administrative expenses increased from $97,925 for the three months ended July 31, 2001 to $115,730 for the three months ended July 31, 2002. An increase of personnel and professional fee expenses are the primary reasons for the $17,805 or 18.2% increase

Interest expense decreased $1,357 or 24.4% for the three months ended July 31, 2002 compared to the three months ended July 31, 2001. The decrease in the usage of the bank line of credit is the primary reason for the decrease.

The provision for income taxes decreased from $1,000 for the three months ended July 31, 2001 to no provision for income taxes for the three months ended July 31, 2002.  No benefits from income taxes will be recorded until the Company determines that the recoverability of additional tax benefits is more likely than not.

Liquidity and Capital Resources

Cash used by operations totaled $36,649 for the three months ended July 31, 2002 compared to $161,087 used for operations for the three months ended July 31, 2001. The decrease of $124,438 in cash used is due primarily to increased cash flow from accounts receivable and inventory offset by decreased cash flow from net loss.

Cash used for investing activities totaled $3,371 for the three months ended July 31, 2002 compared to $2,004 used for the three months ended July 31, 2001.

Cash used for financing activities totaled $105,000 for the three months ended July 31, 2001 compared to zero dollars for the three months ended July 31, 2002.  Additional funds provided by operations reduced the need to use the Company’s bank line of credit.

The Company’s primary source of liquidity on July 31, 2002 is the bank line of credit of $1,000,000.  The Company obtained a bank revolving line of credit of $1,000.000 effective December 1, 2000 for two years.  The revolving line of credit balance on July 31, 2002 is $280,000.  The Company believes that cash available from the revolving line of credit is adequate to meet the anticipated short term liquidity and capital resource requirements of its business.

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
David Sorensen, President
and Chief Financial Officer
(Principal Executive Officer and
Principal Financial Officer)

Dated September 11, 2002

CERTIFICATION UNDER SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to section 906 of the Sarbanes-Oxley act of 2002, each of the undersigned certifies that this periodic report fully complies with the requirements of section 13(a) or 15(d) of the Security Exchange Act of 1934 and that information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of Image Systems Corporation.

Image Systems Corporation

Date : September 11, 2002	/s/ David Sorensen
David Sorensen, President
And Chief Financial Officer
(Principal Executive Officer and
Principal Officer)