Form 10QSB
period 2002-10-31
IMAGE SYSTEMS CORPORATION
filed 2002-12-13
CIK 49852

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31,2002

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

                Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

                As of  November 15, 2002 there were 4,452,597 shares of Common Stock, no par value per share, outstanding.

Part 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

IMAGE SYSTEMS CORPORATION

BALANCE SHEETS

	October 31,2002	April 30,2002
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$37,424	$44,876
Accounts Receivable, Net	510,561	460,337
Inventory	1,310,004	1,496,101
Prepaid Expenses	35,352	18,049
Income Tax Receivable	—	274,000
Total Current Assets	1,893,341	2,293,363

PROPERTY AND EQUIPMENT
Land	396,043	396,043
Building	1,310,062	1,310,062
Furniture and Fixtures	263,567	260,198
Production Equipment	344,036	344,036
Less Accumulated Depreciation	(735,837)	(703,470)
Net Property and Equipment	1,577,871	1,606,869

Total Assets	$3,471,212	$3,900,232

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Note Payable-Bank	$270,000	$280,000
Accounts Payable	136,061	229,406
Accrued Liabilities	315,143	355,264
Total Current Liabilities	721,204	864,670

STOCKHOLDERS’ INVESTMENT:
Undesignated Stock, 5,000,000 Shares
Authorized: None Issued or Outstanding

Common Stock, No Par Value, 5,000,000 Shares
Authorized; 4,452,597 Issued and Outstanding	1,104,289	1,104,289
Retained Earnings	1,645,719	1,931,273
Total Stockholders’ Investment	2,750,008	3,035,562

Total Liabilities and Stockholders’ Investment	$3,471,212	$3,900,232

See Accompanying Notes To Financial Statements

Image Systems Coporation

STATEMENT OF OPERATIONS

(Unaudited)

	For the Second Quarter Ended		For the Six Months Ended
	October 31, 2002	October 31,2001	October 31, 2002	October 31,2001

NET SALES	$915,748	$1,135,099	$1,553,950	$2,150,925
COST OF PRODUCTS SOLD	665,088	844,824	1,158,301	1,576,673
Gross Profit	250,660	290,275	395,649	574,252
OPERATING EXPENSES
Product Development	109,422	99,216	232,127	222,754
Selling	121,470	116,901	241,470	238,848
Administrative	93,655	72,200	200,650	170,125
Total Operating Expenses	324,547	288,317	674,247	631,727
Operating Income(Loss)	(73,887)	1,958	(278,598)	(57,475)
INTEREST INCOME	—	6	—	16
INTEREST EXPENSE	(2,742)	(6,210)	(6,956)	(11,781)
Net(Loss) Before Income Taxes	(76,629)	(4,246)	(285,554)	(69,240)
(PROVISION FOR) INCOME TAXES	—	—	—	(1,000)

NET(LOSS)	$(76,629)	$(4,246)	$(285,554)	$(70,240)

NET(LOSS)PER SHARES
Basic	$(0.02)	$(0.00)	$(0.06)	$(0.02)
Diluted	$(0.02)	$(0.00)	$(0.06)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING:
Basic	4,452,597	4,452,597	4,452,597	4,452,597
Diluted	4,452,597	4,452,597	4,452,597	4,452,597

IMAGE SYSTEMS CORPORATION

STATEMENT OF CASH FLOWS

(Unaudited)

	For The Six Months Ended
	October 31, 2002	October 31, 2001
OPERATING ACTIVITIES
Net (Loss)	$(285,554)	$(70,240)

Adjustments to Reconcile Net (Loss) to Net Cash
Provided by Operating Activities:
Depreciation	32,367	41,327

Change in Operating Items:
Accounts Receivable	(50,224)	324,636
Inventory	186,097	(43,284)
Prepaid Expenses	(17,303)	16,114
Accounts Payable	(93,345)	637
Accrued Liabilities	(35,106)	(9,902)
Deferred Income	(5,015)	—
Income Tax Receivable	274,000	—
Net Cash Provided by Operating Activities	5,917	259,288

INVESTING ACTIVITIES:
Furniture and Equipment Additions	$(3,369)	$(3,661)

FINANCING ACTIVITIES
Borrowed from Line of Credit	1,055,000	1,250,000
Repayment to Line of credit	(1,065,000)	(1,525,000)

Net Cash Used by Financing Activities	(10,000)	(275,000)
Net Decrease in Cash	(7,452)	(19,373)

CASH AT BEGINNING OF PERIOD	44,876	63,423
CASH AT END OF PERIOD	$37,424	$44,050

SUPPLEMENTAL DISCLOSURES
Interest Paid	$6,710	$13,008
Taxes Paid	$—	$1,000

See Accompanying Notes to Financial Statements

Item 1.  FINANCIAL STATEMENTS

IMAGE SYSTEMS CORPORATION

NOTES TO FINANCIAL STATEMENTS

October 31 2002 and October 31, 2001

(Unaudited)

1.             ORGANIZATION AND ACCOUNTING POLICIES:

The unaudited interim financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  The operating results for the six months ended October 31, 2002 are not necessarily indicative of the operating results to be expected for the full fiscal year.  These statements should be read in conjunction with the Company’s most recent audited financial statements dated April 30, 2002.

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

	For the Second Quarter		For the Six Months
	Ending		Ending
	October 31,	October 31,	October 31,	October 31,
	2002	2001	2002	2001
Weighted Average Common Shares
Outstanding For Basic Earnings Per Share	4,452,597	4,452,597	4,452,597	4,452,597

Weighted Average Common Shares
Issuable Under the Exercise of Options	—	—	—	—
Shares Used in Diluted Earnings Per Share	4,452,597	4,452,597	4,452,597	4,452,597

3.             INVENTORY

Breakdown of inventory is as follows:

	October 31,2002	April 30, 2002
	(Unaudited)	(Audited)
Finished Goods	$275,510	$370,311
Work in Process	41,394	18,715
Components	1,142,100	1,293,075
Inventory Reserve	(149,000)	(186,000)
Total Inventory	$1,310,004	$1,496,101

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

RESULTS OF OPERATIONS

Three Months Ended October 31, 2002 Versus October 31, 2001

Net sales for the three months ended October 31, 2002 decreased $219,351 or 19.3% compared to the three months ended October 31, 2001.  The primary reason for the decrease is selling fewer quantity of monitors.

Gross profit percentage increased from 25.6% for the three months ended October 31, 2001 to 27.4% for the three months ended October 31, 2002.  The increase is due to sales of higher margin monitors.

For the three months ended October 31, 2002 development and research expenses increased $10,206 compared to the three months ended October 31, 2001.  The primary reason for the increase is development and research for new product.

Selling expenses increased from $116,901 for the three months ended October 31, 2001 to $121,470 for the three months ended October 31, 2002.  The increase of $4,569 or 3.9% is due to additional commission expenses.

Administrative expenses increased from $72,200 for the three months ended October 31, 2001 to $93,655 for the three months ended October 31, 2002. An increase of professional fees and an increase of personnel expenses due to corporate reorganization are the primary reasons for the $21,455 or 29.7% increase.

Interest expense decreased $3,468 or 55.8% for the three months ended October 31, 2002 compared to the three months ended October 31, 2001. The decrease in the usage of the bank line of credit is the primary reason for the decrease.

The provision for income taxes decreased from $1,000 for the three months ended October 31, 2001 to no provision for income taxes for the three months ended October 31, 2002.  No benefits from income taxes will be recorded until the Company determines that the recoverability of additional tax benefits is more likely than not.

Six Months Ended October 31, 2002 Versus October 31, 2001

Net sales decreased $596,975 or 27.8% for the six months ended October 31, 2002 compared to the six months ended October 31,2001.  This is due to selling fewer quantities of monitors.

 The gross profit decreased from $574,252 for the six months ended October 31,2001 compared to $395,649 for the six months ended October 31, 2002.  The decrease is due to selling fewer quantities of monitors and to the fixed effect of overhead expenses.

For the six months ended October 31,2002 product research and development expenses increased $9,373or 4.2% compared to the six months ended October 31, 2001.The increase is due to the additional costs associated with new product development.

Selling expenses increased $2,622 or 1.1% for the six months ended October 31, 2002 compared to the six months ended October 31,2001. The primary reason for the increase is an increase in travel expense.

Administrative expenses increased from $170,125 for the six months ended October 31, 2001 to $200,650 for the six months ended October 31 2002. An increase of professional fees and an increase of personnel expenses due to corporate reorganization are the primary reasons for the 17.9% increase.

Interest expense decreased from $ 11,781 for the six months ended October, 2001 to $ 6,956 for the six months ended October 31,2002. The decrease in the usage of the bank line of credit is the primary reason for the decrease.

The provision for income taxes decreased from $1,000 for the six months ended October 31,

2001 to no provision for income taxes for the six months ended October 31, 2002.  No benefits from income taxes will be recorded until the Company determines that the recoverability of additional tax benefits is more likely than not.

Liquidity and Capital Resources

Cash provided by operations totaled $5,917 for the six months ended October 31, 2002 compared to $259,288 provided by operations for the six months ended October 31, 2001.  The $253,371 decrease of cash provided is due primarily to decreased cash flow from net loss, accounts receivable and accounts payable offset partially by increased cash flow from income tax receivable and inventory.

Cash used for investing activities totaled $3,369 for the six months ended October 31, 2002 compared to $3,661 used for the six months ended October 31, 2001.

Cash used for financing activities totaled $10,000 for the six months ended October 31, 2002 compared to $275,000 for the three months ended October 31, 2002. An income tax refund provided cash for operations that reduced the need to use the Company’s bank line of credit.

The Company’s primary source of liquidity on October 31, 2002 is the bank line of credit of $1,000,000.  The bank revolving line of credit of $1,000,000 expired December 1, 2002.  The revolving line of credit balance on October 31, 2002 is $270,000.  The bank has extended the revolving line of credit to March 1, 2003. The Company is in the process of obtaining a line of credit beyond March 1, 2003.  The Company believes that cash available from the revolving line of credit and the anticipated line of credit beyond March 1, 2003 will meet the anticipated short-term liquidity and capital resource requirements of its business.

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

Image Systems Corporation
Registrant

By: /s/ Don Volbrecht	By: /s/ David Sorensen
Don Volbrecht , Controller and	David Sorensen, President and
Chief Financial Officer	Principal Executive Officer

Dated December 11, 2002

CERTIFICATIONS*

I, Donald Volbrecht, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Image Systems Corp.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11-12-02.....

/S/	Don Volbrecht
Don Volbrecht
[Controller,CFO]

CERTIFICATIONS*

I, David Sorensen, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Image Systems Corp.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11-12-02.....

/S/	David Sorensen
David Sorensen
[President, CEO]

CERTIFICATION UNDER SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

                Pursuant to section 906 of the Sarbanes-Oxley act of 2002, each of the undersigned certifies that this periodic report fully complies with the requirements of section 13(a) or 15(d) of the Security Exchange Act of 1934 and that information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of Image Systems Corporation, Inc.

By: /s/ Don Volbrecht	By: /s/ David Sorensen
Don Volbrecht , Controller and	David Sorensen, President and
Chief Financial Officer	Principal Executive Officer

Dated December 11, 2002