Form 10QSB
period 2003-01-31
IMAGE SYSTEMS CORPORATION
filed 2003-03-14
CIK 49852

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31,2003

OR

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition prior from                 to

Commission File No. 021245

Image Systems Corporation
(Exact Name of Small Business Issuer as Specified in its Charter)

Minnesota	41-1620497
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6103 Blue Circle Drive, Minnetonka, Minnesota 55343
(Address of Principal Executive Offices)

(952) 935-1171
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     ☒       No     ☐

As of March 14, 2003 there were 4,452,597 shares of Common Stock, no par value per share, outstanding.

Part 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

IMAGE SYSTEMS CORPORATION

BALANCE SHEETS

	January 31, 2003	April 30,2002
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$59,154	$44,876
Accounts Receivable, Net	542,541	460,337
Inventories	1,279,712	1,496,101
Prepaid Expenses and Other	28,174	18,049
Income Tax Receivable	—	274,000
Total Current Assets	1,909,581	2,293,363

PROPERTY AND EQUIPMENT
Land	396,043	396,043
Building	1,310,062	1,310,062
Furniture and Fixtures	263,567	260,198
Production Equipment	344,036	344,036
Less Accumulated Depreciation	(752,054)	(703,470)
Net Property and Equipment	1,561,654	1,606,869

Total Assets	$3,471,235	$3,900,232

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Line of Credit-Bank	$240,467	$280,000
Accounts Payable	206,605	229,406
Accrued Expenses	350,729	355,264
Total Current Liabilities	797,801	864,670

STOCKHOLDERS’ INVESTMENT:
Undesignated Stock, 5,000,000 shares Authorized: No shares issued or outstanding	—	—

Common Stock, No Par Value, 5,000,000 shares Authorized; 4,452,597 Issued and Outstanding	1,104,289	1,104,289
Retained Earnings	1,569,145	1,931,273
Total Stockholders’ Investment	2,673,434	3,035,562

Total Liabilities and Stockholders’ Investment	$3,471,235	$3,900,232

See Accompanying Notes To Financial Statements

Image Systems Corporation

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	January 31, 2003	January 31, 2002	January 31, 2003	January 31, 2002
NET SALES	$949,332	$1,285,276	$2,503,282	$3,436,201

COST OF PRODUCTS SOLD	675,251	847,548	1,833,552	2,424,221

Gross Profit	274,081	437,728	669,730	1,011,980
OPERATING EXPENSES
Product development	98,577	138,733	330,704	361,487

Selling	152,156	146,893	393,626	385,741

Administrative	97,590	109,592	298,240	279,717

Total Operating Expenses	348,323	395,218	1,022,570	1,026,945
Operating(Loss)	(74,242)	42,510	(352,840)	(14,965)
INTEREST INCOME	1	—	1.00	16
INTEREST EXPENSE	(2,333)	(735)	(9,289)	(12,516)
Net(Loss) Before Income Taxes	(76,574)	41,775	(362,128)	(27,465)
(PROVISION FOR) INCOME TAXES	—	—	—	(1,000)

NET(LOSS)	$(76,574)	$41,775	$(362,128)	$(28,465)

NET INCOME(LOSS)PER SHARE
Basic	$(0.02)	$0.01	$(0.08)	$(0.01)
Diluted	$(0.02)	$0.01	$(0.08)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	4,452,597	4,452,597	4,452,597	4,452,597
Diluted	4,452,597	4,452,597	4,452,597	4,452,597

See accompanying notes to financial statements

IMAGE SYSTEMS CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended
	January 31, 2003	January 31, 2002
OPERATING ACTIVITIES
Net Loss	$(362,128)	$(28,465)

Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation	48,584	62,558

Change in Operating Assets and Liabilities
Accounts Receivable,Net	(82,204)	430,218
Inventories	216,389	(175,988)
Prepaid Expenses and Other	(10,125)	15,668
Accounts Payable	(22,801)	18,039
Income Tax Receivable	274,000	—
Accrued Liabilities	(16,857)	25,108
Deferred Income	12,322	—
Net Cash Provided by Operating Activities	57,180	347,138

INVESTING ACTIVITIES:
Furniture and Equipment Purchases	$(3,369)	$(14,679)

FINANCING ACTIVITIES
Net Payment on Line of Credit	(39,533)	(318,382)
Net Decrease in Cash	14,278	14,077

CASH AT BEGINNING OF PERIOD	44,876	63,423
CASH AT END OF PERIOD	$59,154	$77,500

SUPPLEMENTAL DISCLOSURES
Interest Paid	$6,710	$14,441
Taxes Paid	$—	$1,000

See Accompanying Notes to Financial Statements

Item 1.  FINANCIAL STATEMENTS

IMAGE SYSTEMS CORPORATION

NOTES TO FINANCIAL STATEMENTS

January 31, 2003 and January 31, 2002

(Unaudited)

1.             ORGANIZATION AND ACCOUNTING POLICIES:

The unaudited interim financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  The operating results for the nine months ended January 31, 2003 are not necessarily indicative of the operating results to be expected for the full fiscal year.  These statements should be read in conjunction with the Company’s most recent audited financial statements dated April 30, 2002 and form 10-KSB filed for the year ended April 30, 2002.

2.             NET INCOME (LOSS) PER SHARE

Basic per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings per common share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options using the treasury stock method.  The denominator is not affected if there is a loss during the period. For the three and nine months ended January 31, 2003 and 2002, all options were anti-dilutive.  The components of the earnings per share denominator are as follows:

	For the Three Months Ended		For the Nine Months Ended
	January 31, 2003	January 31, 2002	January 31, 2003	January 31, 2002
Weighted Average Common Shares Outstanding For Basic Earnings Per Share	4,452,597	4,452,597	4,452,597	4,452,597

Weighted Average Common Shares Issuable Under the Exercise of Options	—	—	—	—
Shares Used in Diluted Earnings Per Share	4,452,597	4,452,597	4,452,597	4,452,597

3.                                       INVENTORIES

Breakdown of inventories is as follows:

	January 31,2003	April 30, 2002
	(Unaudited)	(Audited)
Finished Goods	$317,041	$370,311
Work in Process	32,114	18,715
Components	1,088,557	1,293,075
Inventory Reserve	(158,000)	(186,000)
Total Inventories	$1,279,712	$1,496,101

4                  WARRANTIES

The Company offers varying warranty terms on its monitors sold to customers.  An accrued liability for warranties is established at the time the monitors are sold.  Warranty and repair costs are charged against the accrual when incurred.  Accrued liabilities are analyzed and adjusted by management throughout the year.  Accrued warranties consisted of the following for the nine months ended January 31:

	For the Nine Months ended January 31
	2003	2002

Balance, beginning of year	$140,000	$140,000
Increase in reserve	98,063	100,416
Reductions for warranty costs	(98,063)	(100,416)
Adjustments for changes in estimates	(20,000)	0

Balance, end of nine months	$120,000	$140,000

5                  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  The Company believes the adoption of SFAS No. 145 will not have a material effect on the Company’s financial position or results of operation.

In June 2002, FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan.  In addition, SFAS No. 146 states the liability should be initially measured at fair value.  The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  The Company believes the adoption of SFAS No. 146 will not have a material effect on the Company’s financial position or results of operations.

In October 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147, “Acquisitions of Certain Financial Institutions.”  SFAS No. 147 is effective October 1, 2002.  The Company believes the adoption of SFAS No. 147 will not have a material effect on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides required additional disclosures about the method of accounting for stock-based employee compensation.  The amendments are effective for financial statements for fiscal years ending after December 31, 2002 and for the interim periods beginning after December 15, 2002. The Company has currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148, which, if adopted, could have a material effect on the Company’s financial position or results of operations.

6.                         Line of Credit – bank

On January 28, 2003, the Company entered into a $1,000,000 line of credit with a bank.  Amounts outstanding bear interest at 1.50% over the bank’s prime rate (5.75% at January 31, 2003).  The line of credit is secured by substantially all assets of the Company.  Outstanding borrowings were $240,467 at January 31, 2003.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein are forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 that involve a number of risks and uncertainties.  Such forward-looking information may be indicated by words such as intends, likely, may be, expects, believes or anticipates.  In addition to the factors discussed herein, among the other factors that could cause actual results to differ materially are the following: business conditions and growth in the personal computer industry and the general economy; competitive factors such as rival computer and peripheral product sellers and price pressures; availability of vendor products at reasonable prices; inventory risks due to shifts in market demand; and risks presented from time to time in reports filed by the Company with the Securities and Exchange Commission, including but not limited to the annual report on Form 10KSB for the year ended April 30, 2002.

The Company was formed on September 1, 1988 to design, assemble and market high resolution monitors for use with computers.

RESULTS OF OPERATIONS

Three Months Ended January 31, 2003 Versus January 31, 2002

Net sales for the three months ended January 31, 2003 decreased $335,944 or 26.1% compared to the three months ended January 31, 2002.  The primary reasons for the decrease are selling a fewer quantity of monitors and a reduction in repair revenue.

Gross profit percentage decreased from 34.1% for the three months ended January 31, 2002 to 28.9% for the three months ended January 31, 2003.  The decrease is due to sales of lower margin monitors.

For the three months ended January 31, 2003, development and research expenses decreased $40,156 or 28.9% compared to the three months ended January 31, 2002.  The primary reasons for the decrease are decreased personnel expenses and a reduction in the use of outside engineers for the development of new product.

Selling expenses increased from $146,893 for the three months ended January 31, 2002 to $152,156 for the three months ended January 31, 2003.  The increase of $5,263 or 3.6% is due to addition of internal salesperson.

Administrative expenses decreased from $109,592 for the three months ended January 31, 2002 to $97,590 for the three months ended January 31, 2003. A decrease of professional fees is the primary reason for the $12,002 or 10.9% decrease.

Interest expense increased $1,598 for the three months ended January 31, 2003 compared to the three months ended January 31, 2002. The increase in the usage of the bank line of credit is the primary reason for the increase.

No benefits from income taxes will be recorded until the Company determines that the recoverability of additional tax benefits is more likely than not.

Nine Months Ended January 31, 2003 Versus January 31, 2002

Net sales decreased $932,919 or 27.1% for the nine months ended January 31, 2003 compared to the nine months ended January 31, 2002.  This is due to selling fewer quantities of monitors.

The gross profit decreased from 29.5% for the nine months ended January 31, 2002 compared to 26.8% for the nine months ended January 31, 2003.  The decrease is due to selling lower margin monitors and to the fixed effect of overhead expenses.

For the nine months ended January 31,2003 product research and development expenses decreased $30,783 or 8.5% compared to the nine months ended January 31, 2002.The primary reason for the decrease is decreased personnel expenses.

Selling expenses increased $7,885 or 2.0% for the nine months ended January 31, 2003 compared to the nine months ended January 31, 2002. The primary reason for the increase is the addition of an internal salesperson.

Administrative expenses increased from $279,717 for the nine months ended January 31, 2002 to $298,240 for the nine months ended January 31, 2003. An increase of personnel expenses due to corporate reorganization is the primary reason for the 6.6% increase.

Interest expense decreased from $ 12,516 for the nine months ended January, 2002 to $ 9,289 for the nine months ended January 31, 2003. The decrease in the usage of the bank line of credit is the primary reason for the decrease.

The provision for income taxes decreased from $1,000 for the nine months ended January 31, 2002 to no provision for income taxes for the nine months ended January 31, 2003.  No benefits from income taxes will be recorded until the Company determines that the recoverability of additional tax benefits is more likely than not.

Liquidity and Capital Resources

Cash provided by operations totals $57,180 for the nine months ended January 31, 2003 compared to $347,138 provided by operations for the nine months ended January 31, 2002.  The $289,958 decrease of cash provided is due primarily to decreased cash flow from net loss, accounts receivable, accrued expenses and accounts payable offset partially by increased cash flow from income tax receivable and inventories.

Cash used for investing activities totaled $3,369 for the nine months ended January 31, 2003 compared to $14,679 used for the nine months ended January 31, 2002.

Cash used for the financing activities totaled $39,533 for the nine months ended January 31, 2003 compared to $318,382 for the nine months ended January 31. 2002 .  An income tax refund provided cash for operations that reduced the need to use the Company’s bank line of credit.

The Company’s primary source of liquidity on January 31, 2003 is the bank line of credit of $1,000,000. The bank revolving line of credit of &1,000,000 expires December 1, 2002 but was extended to March1, 2003. This line of credit was cancelled January 28, 2003 when the Company obtained a revolving line of credit of $1,000,000 from a different bank on January 28, 2003. The new line of credit will expire January 28, 2004.  The revolving line of credit balance on January 31, 2003 is $240,467.  The Company believes that cash available from the revolving line of credit will meet the anticipated short-term liquidity and capital resource requirements of its business for at least the next twelve months.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 to the financial statements included in our annual report for the year ended April 30, 2002.  The accounting policies used in preparing our interim fiscal 2003 condensed financial statements are the same as those described in our annual report.

Our critical accounting policies are those both having the most impact to the reporting of our financial condition and results, and requiring significant judgments and estimates. Our critical accounting policies include those related to (a) revenue recognition and (b) inventory.

Revenue is recognized when our products are shipped to unaffiliated customers.  The Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition” provides guidance on the application of accounting principles generally accepted in the United States of America to selected revenue recognition issues.  The Company has concluded that its revenue recognition policy is appropriate and in accordance with accounting principles generally accepted in the United States of America and SAB No. 101.

We value our inventory at the lower of the average cost or the current estimated market value of the inventory.  We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory.  Rapid technological change, new product development, and rapid product obsolescence could result in an increase in the amount of obsolete inventory quantities on hand.

ITEM 3. Controls and Procedures

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14(c) of the Securities Exchange Act of 1934.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely basis to material information relating to the Company required to be disclosed in the Company’s periodic SEC reports.  There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Part. 2.

OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None.

Item 2.  CHANGES IN SECURITIES

None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.  OTHER INFORMATION

None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

A)     Exhibits

99.1 Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.

B)       Reports

Form 8-K filed on December 20, 2002 for change of certifying accountants.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Systems Corporation
Registrant

By:	/s/ Don Volbrecht	By:	/s/ David Sorensen
Don Volbrecht, Controller and Chief Financial Officer		David Sorensen, President and Principal Executive Officer

Dated: March 14, 2003

CERTIFICATIONS*

I,  Donald Volbrecht, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Image Systems Corporation.

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

Date: March 14,2003
/s/ Don Volbrecht
Don Volbrecht
[Controller,CFO]

CERTIFICATIONS*

I,  David Sorensen, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Image Systems Corporation.

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

Date: March 14,2003
/s/ David Sorensen
David Sorensen
[President, CEO]